Form 10-Q
period 1996-06-30
WAYNE BANCORP INC /DE/
filed 1996-08-13
CIK 1011032

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended          June 30, 1996
                                         ---------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from                  to
                                        -----------------    ----------------
          Commission file number     000-20691
                                 ----------------


                              WAYNE BANCORP, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                     22-3009651
     -------------------------------                       ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)


                1195 Hamburg Turnpike, Wayne, New Jersey 07474
                ----------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (201) 305-5500
                        -------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X      Yes          No
                                           -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,231,383 shares of the Registrant's common stock outstanding as of August 12, 1996.

                                   FORM 10-Q
                                     INDEX

                        PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements.                                                     Page(s)
                                                                                  -------

        Consolidated Statements of Financial Condition as of
        June 30, 1996 and December 31, 1995.........................                3

        Consolidated Statements of Income for the Three Months
        and Six Months ended June 30, 1996 and 1995..................               4

        Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1996 and 1995..........................               5

        Notes to Consolidated Financial Statements...................               6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................              7-14


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings............................................              15

Item 2. Changes in Securities........................................              15

Item 3. Defaults Upon Senior Securities..............................              15

Item 4. Submission of Matters to a Vote of Security Holders..........              15

Item 5. Other Information............................................              15

Item 6. Exhibits and Reports on Form 8-K.............................              15

        Signature Page...............................................              16

Item 1. Financial Statements.


                              WAYNE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL
                                   CONDITION
                            (DOLLARS IN THOUSANDS)


                                                     JUNE 30,          DECEMBER 31,
                                                       1996                1995
                                                    ----------          -----------
                                                    (UNAUDITED)

ASSETS:

Cash and due from banks                                $ 17,029            $ 26,262
Securities held to maturity, (estimated
market value $3,539
and $3,769 in 1996 and 1995,                              3,620               3,841
respectively)
Securities available for sale                            55,469              58,155
Loans receivable, net                                   127,735             111,988
Premises and equipment, net                               3,216               3,271
Real estate owned, net                                      513                 597
Federal Home Loan Bank of  New York
stock, at cost                                            1,568               1,568
Interest and dividends receivable                         1,035                 987
Other assets                                              1,532               1,328
                                                       --------            --------
  Total assets                                         $211,717            $207,997
                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                               $171,437            $173,822
Federal Home Loan Bank advances                           2,000               2,000
Advance payments by borrowers for taxes                     807                 769
and insurance
Other liabilities                                           794              14,107
                                                       --------            --------
  Total liabilities                                     175,038             190,698
                                                       --------            --------

Stockholders' Equity:
  Preferred stock, $ 0.01 par value,
  8,000,000 shares authorized, none
  issued                                                      -                   -
  Common stock, $ 0.01 par value,
  8,000,000 shares authorized,
  2,231,383 issued;
  and outstanding at June 30, 1996                           22                   -
  Paid-in capital                                        21,004                   -
  Retained earnings, substantially
  restricted                                             18,039              17,394
  Unrealized loss on securities
  available for sale, net of tax                           (601)                (95)
  Unallocated common stock held by ESOP                  (1,785)                  -
                                                       --------            --------
  Total stockholders' equity                             36,679              17,299
                                                       --------            --------
  Total liabilities and stockholders' equity           $211,717            $207,997
                                                       ========            ========



See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                              THREE MONTHS             SIX MONTHS
                                             ENDED JUNE 30,           ENDED JUNE 30,
                                           -----------------        ------------------
                                             1996      1995          1996        1995
                                           -------    ------        -------     -------

Interest income:
       Loans                               $2,348     $2,320         $4,577      $4,659
       Securities held to maturity             56        759            107       1,496
       Securities available for sale          943         53          1,847         105
       Short term and other investments       110        153            335         194
                                           ------     ------         ------      ------
               Total interest income        3,457      3,285          6,866       6,454

 Interest expense:
       Deposits                             1,768      1,697          3,567       3,123
       Federal Home Loan Bank advances         32         84             65         104
                                           ------     ------         ------      ------
               Total interest expense       1,800      1,781          3,632       3,227

       Net interest income before
        provision for loan losses           1,657      1,504          3,234       3,227
Provision for loan losses                      50          5             85          80
                                           ------     ------         ------      ------
       Net interest income after
        provision for loan losses           1,607      1,499          3,149       3,147

Other income:
       Loan fees and service charges            8         10             23          17
       Other                                  132        108            248         236
                                           ------     ------         ------      ------
               Total other income             140        118            271         253

Other expenses:
       Compensation and employee
        benefits                              525        538          1,054       1,165
       Occupancy                               93         98            192         189
       Equipment                               47         44             92          91
       Data processing services                57         66            116          98
       Advertising                             69        103             91         155
       Federal insurance premiums              99         91            196         183
       Real estate owned expense, net          41         83             95         113
       Other                                  328        202            585         468
                                           ------     ------         ------      ------
               Total other expenses         1,259      1,225          2,421       2,462
                                           ------     ------         ------      ------
Income before income tax expense              488        392            999         938
                Income tax expense            168        141            354         339
                                           ------     ------         ------      ------
Net income                                 $  320     $  251         $  645      $  599
                                           ======     ======         ======      ======


See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -----------------------
                                                                                      1996          1995
                                                                                   -----------    --------
                                                                                   (DOLLARS IN THOUSANDS)


Cash flows from operating activities:
 Net income                                                                         $    645    $   599
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on loans and real estate owned                                    150        150
  Depreciation and amortization                                                           83         84
  Net (accretion) of discounts and amortization of premiums                               77         (9)
  Decrease (increase) in deferred loan fees                                               30        (35)
  Increase  in interest and dividends receivable                                         (48)      (129)
  Decrease (increase) in other assets                                                     80       (419)
  Increase (decrease) in other liabilities                                           (13,313)       151
                                                                                    --------    -------
    Net cash provided by (used in) operating  activities                             (12,296)       392
                                                                                    --------    -------

Cash flows from investing activities:
   Calls of securities available for sale                                              2,000     2 ,000
   Purchases of securities held to maturity                                                -     (6,349)
   Purchases of securities available for sale                                         (4,500)         -
   Principal repayments on securities held to maturity                                   218      2,093
   Principal repayments on securities available for sale                               4,308         72
   Net increase in loans receivable                                                  (15,829)    (1,990)
   Additions to premises and equipment                                                   (28)       (27)
   Purchase of Federal Home Loan Bank stock                                                -       (201)
                                                                                    --------    -------
     Net cash used in investing activities                                           (13,831)    (4,402)
                                                                                    --------    -------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                                 (2,835)     6,954
  Federal Home Loan Bank advances acquired                                                 -      2,000
  Increase in advance payments by borrowers for taxes and insurance                       38          -
  Proceeds from issuance of common stock, net of ESOP shares                          19,241          -
     Net cash provided by financing activities                                        16,894      9,035
                                                                                    --------    -------
     Net increase (decrease) in cash and cash equivalents                             (9,233)     5,025
                                                                                    --------    -------

Cash and cash equivalents at beginning of period                                      26,262      2,498
                                                                                    --------    -------
Cash and cash equivalents at end of period                                          $ 17,029    $ 7,523
                                                                                    ========    =======

Supplemental information:
      Cash paid during the year for:
      Interest                                                                      $  3,566    $ 3,127
                                                                                    ========    =======
      Income taxes                                                                      $400       $210
                                                                                    ========    =======
     Transfer of loans receivable to real estate owned                                  $143       $240
                                                                                    ========    =======

See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

Note 1 -  Basis of Presentation
          ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries, as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June
30, 1996 and 1995, respectively. The consolidated financial statements for periods prior to June 30, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, and the notes thereto.


Note 2 - Organization of  the Holding Company and conversion to stock form of
         --------------------------------------------------------------------
         ownership
         ---------

Wayne Bancorp, Inc. was organized for the purpose of acquiring all of the capital stock of the Bank that was issued in the conversion from a federally chartered mutual savings bank to a stock savings bank pursuant to a Plan of Conversion (Conversion) via the issuance of common stock. On June 27, 1996, the Company completed an initial public offering. The offering resulted in the sale of 2,231,383 shares of common stock which, after giving effect to offering expenses of $1.3 million and 178,511 shares issued to the Bank's tax qualified Employee Stock Ownership Plan (ESOP), resulted in net proceeds of $21.0 million. Pursuant to the Conversion, the Bank transferred all of its outstanding shares to the Company. The Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect of these would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.


Note 3 - Earnings per share
         ------------------

The initial public offering was completed June 27, 1996. Accordingly, net income per share calculations for the three and six month periods ended June 30, 1996 are not meaningful and are therefore not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- - -------------------

General
- - -------

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company.

Assets
- - ------

Total assets increased by $3.7 million or 1.8% to $211.7 million at June 30, 1996 from $208.0 million at December 31, 1995. Cash and due from banks decreased $9.2 million or 35.2% to $17.0 million at June 30, 1996 from $26.3 million at December 31, 1995. At December 31, 1995, the Bank was still awaiting delivery of approximately $13.5 million in mortgage-backed securities, which resulted in cash and due from banks being inflated by that amount until the securities were delivered and paid for in January 1996.

The decline of $2.9 million in securities held to maturity and securities available for sale is primarily due to principal repayments and prepayments and an increase in the unrealized loss, net of taxes on securities available for sale of $506,000 from $95,000 at December 31, 1995 to $601,000 at June 30, 1996.

Net loans increased by $15.7 million or 14.1% to $127.7 million at June 30, 1996 from $112.0 million at December 31, 1995. Loan originations during the quarter ended June 30, 1996 totalled $23.1 million (comprised of $19.7 million of residential one-to four-family mortgage loans, $3.2 million of home equity loans, and $222,000 of other loans.) During the second quarter of 1996, principal repayments totalled $7.7 million. During the first quarter, loan originations totalled $6.7 million and principal repayments totalled $6.1 million.

REO, net decreased by $84,000 or 14.1% to $513,000 at June 30, 1996 from $597,000 at December 31, 1995.

Other assets increased by $204,000 to $1.5 million at June 30, 1996 from $1.3 million at December 31, 1995 which was primarily the result of the deferred tax benefit related to the unrealized loss on securities available for sale which increased to $337,000 as of June 30, 1996 from $53,000 as of December 31, 1995.

Liabilities
- - -----------

Deposits decreased by $2.4 million between December 31, 1995 and June 30, 1996 due to interest credited of $3.6 million, offset by an excess of withdrawals over deposits of $6.0 million. This decrease is predominately due to the purchase of common stock in the initial public offering by Bank depositors on June 27, 1996.

Stockholders' equity
- - --------------------

The Company's stockholders' equity increased $19.4 million to $36.7 million at June 30, 1996 from $17.3 million at December 31, 1995. The increase is primarily due to net proceeds of the initial public offering that was completed on June 27, 1996 totalling $21.0 million, offset by unallocated shares of common stock held by the Bank's employee stock ownership plan of $1.8 million. In addition to the net proceeds, the increase in stockholders' equity was also due to net income for the six months ended June 30, 1996 totalling $645,000 offset by the increase in the net unrealized loss on securities, net of taxes, of $506,000.

Non performing loans and allowance for loan losses
- - --------------------------------------------------

Non performing loans at June 30, 1996 and December 31, 1995 were as follows:

                                             1996        1995
                                        -----------------------
                                         (DOLLARS IN THOUSANDS)

Loans delinquent 90 days or more and
 other non-performing loans                  $2,672      $2,450

Loans delinquent 90 days or more and
 other non-performing loans as a
 percentage of total loans outstanding         2.06%       2.16%



The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995:


                                             1996        1995
                                          ----------------------
                                          (DOLLARS IN THOUSANDS)

Balance at beginning of period               $1,589     $1,543

Provision for losses                             85         80

Charge-offs                                       0         96

Recoveries                                        0          0
                                             ------     ------
Balance at end of period                     $1,674     $1,527
                                             ======     ======


Allowance for real estate owned
- - -------------------------------

Activity in the allowance for REO for the six months ended June 30, 1996 and 1995 was as follows:

                                              1996        1995
                                          ----------------------
                                          (DOLLARS IN THOUSANDS)

Balance at beginning of period               $ 183       $ 240

Provision charged to operations                 65          70

Charge-offs                                     69         159

Recoveries                                       4           0
                                             -----       -----
Balance at end of period                     $ 183       $ 151
                                             =====       =====

Asset/liability management
- - --------------------------

Management's strategy has been to operate as community oriented financial institution by offering a verity of financial services to meet the needs of the communities it serves while maintaining capital in excess of regulatory requirements and monitoring the sensitivity of the Bank's assets and liabilities to interest rate fluctuations. The Board of Directors has sought to accomplish these goals by; (I) attracting and maintaining low-cost savings and transaction accounts, as well as money market accounts, which management believes provide the Bank with a stable source of funds; (ii) focusing its lending on the origination of one-to four-family, owner-occupied residential mortgage loans, including home equity loans; (iii) supplementing its one- to four-family residential lending activities with commercial real estate, multi-family, construction and consumer loans in accordance with the Bank's underwriting guidelines; (iv) purchasing short-to-intermediate term investment and mortgage-backed securities to complement the Bank's lending activities; (v) emphasizing shorter-term loans and investments and adjustable rate assets when market conditions permit; and (vi) controlling growth.

As part of management's review of its assets and liabilities, the Bank considers the interest sensitivity of its assets and liabilities and targets what it believes to be an acceptable level of risk based on the Bank's business focus, operating environment, capital and liquidity requirements, and performance objectives. Management seeks to reduce the vulnerability of the Bank's operation results to changes in interest rates and to manage the ration of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or reprising periods. The Bank does not currently engage in trading activities or use off-off-balance sheet derivative instruments to control interest rate risk. Even though trading activities or use of off-balance sheet derivative instruments may be permitted with the approval of the Board of Directors, management does not intend to engage in such activities in the immediate future.

In managing the Bank's assets and liabilities, the Bank has taken certain actions to decrease the sensitivity of its assets and liabilities to fluctuations in interest rates. A significant component of the Bank's operating strategy has been to maintain its interest rate spread by maintaining a core deposit base. The Bank has sought to maintain and attract new deposits by pricing its deposits competitively, but generally not among the highest interest rates in its market area, and relying on personalized customer service and advertising. The Bank maintained a core deposit base while employing this strategy.

At June 30, 1996, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing within the same period by $1.8 million, representing a one year cumulative gap of 0.85%.

Liquidity and capital
- - ---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0% respectively.. The Bank's liquidity ratio and short-term liquidity ratio was 8.1% and ?.?% for June 30, 1996 compared with 9.7% and 15.6% for December 31, 1995, respectively.

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, borrowings and proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable because they are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1996 and December 31, 1995, cash and cash equivalents totaled $17.0 million and $26.3 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of N.Y. ("FHLB-NY") advances, which at June 30, 1996, totalled $2.0 million. If needed, the Bank may borrow an additional $61.5 million from the FHLB-NY.

As of June 30, 1996, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                      TANGIBLE CAPITAL          CORE CAPITAL         RISK-BASED CAPITAL
                                   ---------------------   --------------------     ---------------------
                                   AMOUNT   PERCENT/(1)/   AMOUNT   PERCENT/(1)/   AMOUNT   PERCENT/(1)/
                                   -------  -------------  -------  ------------   -------  -------------
Capital for regulatory purposes    $26,721      12.6%      $26,721      12.6%      $27,088       30.8%

Minimum regulatory requirement       3,188       1.5%        6,377       3.0%        7,033        8.0%
                                   -------      ----       -------      ----       -------       ----

Excess                             $23,533      11.1%      $20,344       9.6%      $20,055       22.8%
                                   =======      ====       =======       ====      =======       ====

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995


General  The Company reported net income of $320,000 for the three months ended
- - -------
June 30, 1996 compared with net income of $251,000 for the three months ended June 30, 1995. The $69,000 increase was primarily attributable to an increase of $172,000 of total interest income offset by a slight increase in total interest expense of $19,000. Also offsetting this increase was an increase of $45,000 in the provision for loan losses.

Interest income  Interest income increased $172,000, or 5.2% to $3.5 million for
- - ---------------
the three months ended June 30, 1996 from $3.3 million for the three months ended June 30, 1995. The increase was primarily the result of higher outstanding average balances partially offset by a decline in average yields on earning assets.

Interest income on mortgage loans increased $28,000, or 1.2% to $2.3 million for the three months ended June 30, 1996, from $2.3 million for the comparable three month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $7.2 million partially offset by a decrease in the average yield on mortgage loans of 38 basis points. The average yield on mortgage loans decreased to 7.65% for the three months ended June 30, 1996 from 8.03% for the comparable three month period in 1995. The increase in average balances of mortgage loans between the periods was due to the increase in loan originations during the second quarter of 1996 of $23.1 million versus $6.7 million in the comparable 1995 quarter.


Interest income on securities held to maturity decreased $703,000, or 92.6% to $56,000 for the three months ended June 30, 1996 from $759,000 for the comparable three month period in 1995. This change was primarily the result of the Bank taking advantage of the window period permitted by a special report issued by the Financial Accounting Standards Board ("FASB") addressing Statement of Financial Accounting Standards ("SFAS") No. 115 and reclassifying $51.4 million of mortgage-backed securities from held to maturity to available for sale. During the second quarter of 1996 principal repayments and prepayments on securities available for sale and held to maturity amounted to $2.6 million. For the same period in 1995 the principal repayments and prepayments on securities available for sale and held to maturity totalled $970,000.

Interest on investment securities decreased $43,000 or 27.8% to $110,000 for the three months ended June 30, 1996 from $153,000 for the comparable three month period in 1995 primarily as a result of a slight increase in average balances of $78,000 which was offset by a decrease in average yield of 180 basis points.

Interest expense  Interest expense increased $19,000, or 1.1% to $1.8 million
- - ----------------
for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995. Interest on deposits increased by $71,000, or 4.2% to $1.8 million for the three months ended June 30, 1996 from $1.7 million for the comparable three month period in 1995. The increase in interest expense on deposits was primarily due to an increase of $8.2 million in average deposits.

Interest on FHLB-NY advances decreased $52,000, or 61.3% to $32,000 for the three months ended June 30, 1996 from $84,000 for the comparable three month period in 1995. The decline in interest expense on advances was due primarily to a decrease in average balances of $1.3 million from December 31, 1995 to June 30, 1996.

Net interest income  Net interest income before provision for loan losses
- - -------------------
increased by $153,000 to $1.7 million for the three months ended June 30, 1996 from $1.5 million for the three months ended June 30, 1995. The increase reflects an increase in the average balances of loans receivable, net of $7.2 million for the three months ended June 30, 1996 over the comparable prior year period, as well as an increase in net interest income, primarily due to the increase in the average balances of securities available for sale and held to maturity of $6.4 million for the three month period.

Provision for loan losses  The adequacy of the allowance for loan losses is
- - -------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $50,000 for loan losses for the three months ended June 30, 1996 compared with $5,000 for the comparable three month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routing examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income  Total other income for the three months ended June 30, 1996 was
- - ------------
$140,000 compared with $118,000 for the comparable three month period in 1995. The increase is primarily due to fee income on checking accounts.

Other expenses  Other expenses increased $34,000 or 2.8% for the three months
- - --------------
ended June 30, 1996 to $1.3 million from $1.2 million for the comparable three month period in 1995. The increase is primarily due to a decrease of $13,000 in compensation and employee benefits expense, a decrease of $34,000 in advertising, a decrease of $42,000 in REO operations, net and an increase of $125,000 in other expenses.

The decrease in compensation and employee benefits expense reflects the expansion in loan originations and the resulting deferral of salary costs. The decrease in advertising is primarily due to reduced advertising during the period. The decrease in REO operations, net is the result of the decline in expenses related to the properties held by the bank. Finally, the increase in the other category was primarily due to costs associated with the loan originations, increased professional fees in connection with the Bank's change from a June 30 to December 31 year end and the increase in office supplies, stationery, postage and telephone.

Income tax expense  Income tax expense was $168,000 which represents an
- - ------------------
effective tax rate of 34.5% for the three months ended June 30, 1996 compared with income tax expense of $141,000 which represents an effective tax rate of 36.0% for the three months ended June 30, 1995.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

General  The Company reported net income of $645,000 for the six months ended
- - -------
June 30, 1996 compared with net income of $599,000 for the six months ended June 30, 1995. The $46,000 increase was primarily attributable to a decrease in other expenses for the six months ended June 30, 1996 compared with the same period in the prior year. Other income for the six months ended June 30, 1996 increased $12,000 or 5.1% to $248,000 from $236,000 for the six months ended June 30, 1995.

Interest income   Interest income increased $412,000 or 6.4% to $6.9 million for
- - ---------------
the six months ended June 30, 1996 from $6.5 million for the six months ended June 30, 1995. The increase was primarily the result of an increase in interest income on securities available for sale and held to maturity.

Interest income on mortgage loans decreased $82,000, or 1.8% to $4.6 million for the six months ended June 30, 1996, from $4.7 million for the comparable six month period in 1995 primarily as a result of a decrease in the average rate of 24 basis points offset by an increase in outstanding average balances of mortgage loans of $1.5 million. The decrease in average balances of mortgage loans between the periods was due to the increase in loan originations during the later part of 1995.

Interest income on securities available for sale and held to maturity increased $353,000, to $2.0 million for the six months ended June 30, 1996 from $1.6 million for the comparable six month period in 1995 primarily due to an increase in average balances of $7.8 million partially offset by a decline in the average yield of 39 basis points..

Interest income on short-term and other investments increased by $141,000 to $335,000 for the six months ended June 30, 1996 from $194,000 for the comparable six month period in 1995 primarily as a result of an increase in average outstanding balances of $5.1 million. The increase in the average balance was due primarily to the Bank's decision to remain liquid during the period prior to its public offering.

Interest expense  Interest expense increased $405,000, or 12.6% to $3.6 million
- - ----------------
for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995. Interest on deposits increased by $444,000, or 14.2% to $3.6 million for the six months ended June 30, 1996 from $3.1 million for the comparable six month period in 1995. The increase in interest on deposits was primarily due to the increase of 25 basis points in the average cost of deposits and an increase of $11.7 million in average balances.

Interest on FHLB-NY advances decreased $39,000, or 37.5% to $65,000 for the six months ended June 30, 1996 from $104,000 for the comparable six month period in 1995. FHLB-NY advances on an average basis decreased by $1.3 million between the periods partially offset by an increase in the cost of the advances of 18 basis points.

Net interest income  Net interest income before provision for loan losses
- - -------------------
increased by $7,000 to $3.2 million for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995.

Provision for loan losses  The adequacy of the allowance for loan losses is
- - -------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $85,000 for loan losses for the six months ended June 30, 1996 compared with $80,000 for the comparable six month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routing examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination

Other income  Total other income  for the six months ended June 30, 1996 was
- - ------------
$271,000 compared with $253,000 for the comparable six month period in 1995. The increase of $18,000 in the six months ended June 30, 1996 was primarily attributable to the fees earned on the higher volume of checking accounts.

Other expenses  Other expenses decreased $41,000 or 1.7% for the six months
- - --------------
ended June 30, 1996 to $2.4 million from $2.5 million for the comparable six month period in 1995. The decrease was primarily due to a decrease of $111,000 in compensation and employee benefits expense, a decrease of $64,000 in advertising, which was partially offset by an increase of $117,000 in other expenses. The decrease in compensation and employee benefits expense reflects the expansion in loan originations and the resulting deferral of salary costs, the decline in the accrual of bonus expense as a result of a reduction in the number of employees participating in the program and a reduction in hospitalization and medical plan expenses as a result of restructuring the employee benefits program. The reduction in the six months ended June 30, 1996 is primarily due to the advertising for checking accounts in the six months ended June 30, 1995. Finally, the increase in other expenses is primarily due to nondeferrable costs associated with the increased loan production.

Income tax expense  Income tax expense was $354,000 which represents an
- - ------------------
effective tax rate of 35.4% for the six months ended June 30, 1996 compared with income tax expense of $339,000 which represents an effective tax rate of 36.1% for the six months ended June 30, 1995.

Legislative initiatives
- - -----------------------

Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Whiteout passage of legislation addressing the FDIC insurance premium disparity, the Bank, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture of post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management does not believe that this legislation will have a material impact on the operations of the Company.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          A. Exhibits
               (3)(I) Certificate of incorporation*
                  (ii) Bylaws*
               (4)    Stock certificates*
              (27) Financial Data Schedule (filed herewith)
          B. Reports on From 8-K
               None

- - -----------------
     * Incorporated herein by reference from the Exhibits to Form S-1 Registrations Statement and all amendments thereto, filed March 18, 1996, Registration Number - 333-2488 and declared effective May 13, 1996.

                                SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WAYNE BANCORP, INC.
                                    -------------------------------
                                              Registrant


Date:  August 12, 1996              By:  /s/ William E. Vanderberg
                                         -------------------------
                                             William E. Vanderberg,
                                             President & Chief Executive Officer



Date: August 12, 1996               By:  /s/ Timothy P. Tierney
                                         -----------------------
                                             Timothy P. Tierney,
                                             Vice President & Controller