Form 10-Q/A
period 1996-06-30
WAYNE BANCORP INC /DE/
filed 1996-08-19
CIK 1011032

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
(Mark One)

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

Financial Condition
- -------------------

General
- -------

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company.

Assets
- ------

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

Liabilities
- -----------

Deposits decreased by $2.4 million between December 31, 1995 and June 30, 1996 due to interest credited of $3.6 million, offset by an excess of withdrawals over deposits of $6.0 million. This decrease is predominately due to the purchase of common stock in the initial public offering by Bank depositors on June 27, 1996.

Stockholders' equity
- --------------------

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

Non performing loans and allowance for loan losses
- --------------------------------------------------

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
                                             ======     ======


Allowance for real estate owned
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
                                             =====       =====

Asset/liability management
- --------------------------

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

Liquidity and capital
- ---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0% respectively.. The Bank's liquidity ratio and short-term liquidity ratio was 8.1% and 9.9% for June 30, 1996 compared with 9.7% and 15.6% for December 31, 1995, respectively.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995


General  The Company reported net income of $320,000 for the three months ended
- -------
June 30, 1996 compared with net income of $251,000 for the three months ended June 30, 1995. The $69,000 increase was primarily attributable to an increase of $172,000 of total interest income offset by a slight increase in total interest expense of $19,000. Also offsetting this increase was an increase of $45,000 in the provision for loan losses.

Interest income  Interest income increased $172,000, or 5.2% to $3.5 million for
- ---------------
the three months ended June 30, 1996 from $3.3 million for the three months ended June 30, 1995. The increase was primarily the result of higher outstanding average balances partially offset by a decline in average yields on earning assets.

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

Interest expense  Interest expense increased $19,000, or 1.1% to $1.8 million
- ----------------
for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995. Interest on deposits increased by $71,000, or 4.2% to $1.8 million for the three months ended June 30, 1996 from $1.7 million for the comparable three month period in 1995. The increase in interest expense on deposits was primarily due to an increase of $8.2 million in average deposits.

Interest on FHLB-NY advances decreased $52,000, or 61.3% to $32,000 for the three months ended June 30, 1996 from $84,000 for the comparable three month period in 1995. The decline in interest expense on advances was due primarily to a decrease in average balances of $1.3 million from December 31, 1995 to June 30, 1996.

Net interest income  Net interest income before provision for loan losses
- -------------------
increased by $153,000 to $1.7 million for the three months ended June 30, 1996 from $1.5 million for the three months ended June 30, 1995. The increase reflects an increase in the average balances of loans receivable, net of $7.2 million for the three months ended June 30, 1996 over the comparable prior year period, as well as an increase in net interest income, primarily due to the increase in the average balances of securities available for sale and held to maturity of $6.4 million for the three month period.

Provision for loan losses  The adequacy of the allowance for loan losses is
- -------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $50,000 for loan losses for the three months ended June 30, 1996 compared with $5,000 for the comparable three month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routing examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income  Total other income for the three months ended June 30, 1996 was
- ------------
$140,000 compared with $118,000 for the comparable three month period in 1995. The increase is primarily due to fee income on checking accounts.

Other expenses  Other expenses increased $34,000 or 2.8% for the three months
- --------------
ended June 30, 1996 to $1.3 million from $1.2 million for the comparable three month period in 1995. The increase is primarily due to a decrease of $13,000 in compensation and employee benefits expense, a decrease of $34,000 in advertising, a decrease of $42,000 in REO operations, net and an increase of $125,000 in other expenses.

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

Income tax expense  Income tax expense was $168,000 which represents an
- ------------------
effective tax rate of 34.5% for the three months ended June 30, 1996 compared with income tax expense of $141,000 which represents an effective tax rate of 36.0% for the three months ended June 30, 1995.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

General  The Company reported net income of $645,000 for the six months ended
- -------
June 30, 1996 compared with net income of $599,000 for the six months ended June 30, 1995. The $46,000 increase was primarily attributable to a decrease in other expenses for the six months ended June 30, 1996 compared with the same period in the prior year. Other income for the six months ended June 30, 1996 increased $12,000 or 5.1% to $248,000 from $236,000 for the six months ended June 30, 1995.

Interest income   Interest income increased $412,000 or 6.4% to $6.9 million for
- ---------------
the six months ended June 30, 1996 from $6.5 million for the six months ended June 30, 1995. The increase was primarily the result of an increase in interest income on securities available for sale and held to maturity.

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

Interest expense  Interest expense increased $405,000, or 12.6% to $3.6 million
- ----------------
for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995. Interest on deposits increased by $444,000, or 14.2% to $3.6 million for the six months ended June 30, 1996 from $3.1 million for the comparable six month period in 1995. The increase in interest on deposits was primarily due to the increase of 25 basis points in the average cost of deposits and an increase of $11.7 million in average balances.

Interest on FHLB-NY advances decreased $39,000, or 37.5% to $65,000 for the six months ended June 30, 1996 from $104,000 for the comparable six month period in 1995. FHLB-NY advances on an average basis decreased by $1.3 million between the periods partially offset by an increase in the cost of the advances of 18 basis points.

Net interest income  Net interest income before provision for loan losses
- -------------------
increased by $7,000 to $3.2 million for the six months ended June 30, 1996 from $3.2 million for the six months ended June 30, 1995.

Provision for loan losses  The adequacy of the allowance for loan losses is
- -------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $85,000 for loan losses for the six months ended June 30, 1996 compared with $80,000 for the comparable six month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routing examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination

Other income  Total other income  for the six months ended June 30, 1996 was
- ------------
$271,000 compared with $253,000 for the comparable six month period in 1995. The increase of $18,000 in the six months ended June 30, 1996 was primarily attributable to the fees earned on the higher volume of checking accounts.

Other expenses  Other expenses decreased $41,000 or 1.7% for the six months
- --------------
ended June 30, 1996 to $2.4 million from $2.5 million for the comparable six month period in 1995. The decrease was primarily due to a decrease of $111,000 in compensation and employee benefits expense, a decrease of $64,000 in advertising, which was partially offset by an increase of $117,000 in other expenses. The decrease in compensation and employee benefits expense reflects the expansion in loan originations and the resulting deferral of salary costs, the decline in the accrual of bonus expense as a result of a reduction in the number of employees participating in the program and a reduction in hospitalization and medical plan expenses as a result of restructuring the employee benefits program. The reduction in the six months ended June 30, 1996 is primarily due to the advertising for checking accounts in the six months ended June 30, 1995. Finally, the increase in other expenses is primarily due to nondeferrable costs associated with the increased loan production.

Income tax expense  Income tax expense was $354,000 which represents an
- ------------------
effective tax rate of 35.4% for the six months ended June 30, 1996 compared with income tax expense of $339,000 which represents an effective tax rate of 36.1% for the six months ended June 30, 1995.

Legislative initiatives
- -----------------------

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


                                         WAYNE BANCORP, INC.
                                    -------------------------------
                                              Registrant


Date:  August 19, 1996              By:  /s/ William E. Vanderberg
                                         -------------------------
                                             William E. Vanderberg,
                                             President & Chief Executive Officer



Date:  August 19, 1996              By:  /s/ Timothy P. Tierney
                                         -----------------------
                                             Timothy P. Tierney,
                                             Vice President & Controller