Form 10-Q
period 1996-09-30
WAYNE BANCORP INC /DE/
filed 1996-11-13
CIK 1011032

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended          September 30, 1996
                                             -----------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from________________ to_________________

              Commission file number     000-20691
                                     ----------------


                              WAYNE BANCORP, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                              22-3424621
 ------------------------------------    ------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

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

There were 2,231,383 shares of the Registrant's common stock outstanding as of October 31, 1996.

                                   FORM 10-Q
                                     INDEX



                                                                       Page(s)
                                                                       ------
                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          Consolidated Statements of Financial Condition as of
          September 30, 1996 and December 31, 1995..................      3

          Consolidated Statements of Operations for the Three
          Months and Nine Months ended September 30, 1996 and
          1995......................................................      4

          Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 1996 and 1995..................      5

          Notes to Consolidated Financial Statements................      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   7-15


                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     16

Item 2.   Changes in Securities.....................................     16

Item 3.   Defaults Upon Senior Securities...........................     16

Item 4.   Submission of Matters to a Vote of Security Holders.......     16

Item 5.   Other Information.........................................     16

Item 6.   Exhibits and Reports on Form 8-K..........................     16

          Signature Page............................................     17

ITEM 1. FINANCIAL STATEMENTS


                             WAYNE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                SEPTEMBER 30,        DECEMBER 31,
                                                    1996                 1995
                                                -------------        ------------
                                                (UNAUDITED)
ASSETS:

Cash and due from banks                            $ 14,316            $ 26,262
Securities held to maturity, (estimated
  market value $3,324 and $3,769 in 1996
  and 1995, respectively)                             3,394               3,841
Securities available for sale                        78,119              58,155
Loans receivable, net                               135,457             111,988
Premises and equipment, net                           3,183               3,271
Real estate owned, net                                  269                 597
Federal Home Loan Bank of New York stock,             1,568               1,568
  at cost
Interest and dividends receivable                     1,453                 987
Other assets                                          1,852               1,328
                                                   --------            --------
     Total assets                                  $239,611            $207,997
                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                           $173,617            $173,822
Federal Home Loan Bank advances                      27,000               2,000
Advance payments by borrowers for taxes and           1,030                 769
  insurance
Other liabilities                                     2,039              14,107
                                                   --------            --------
     Total liabilities                              203,686             190,698
                                                   --------            --------
Stockholders' Equity:
  Preferred stock, $0.01 par value,
    2,000,000 shares authorized, none issued              -                   -
  Common stock, $0.01 par value, 8,000,000
    shares authorized, 2,231,383 issued; and
    outstanding at September 30, 1996                    22                   -
  Paid-in capital                                    21,004                   -
  Retained earnings, substantially restricted        17,425              17,394
  Unrealized loss on securities available
    for sale, net of tax                               (741)                (95)
  Unallocated common stock held by ESOP              (1,785)                  -
                                                   --------            --------
  Total stockholders' equity                         35,925              17,299
                                                   --------            --------
  Total liabilities and stockholders' equity       $239,611            $207,997
                                                   ========            ========

See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS                 NINE MONTHS
                                                                         ENDED                       ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30
                                                                   -----------------            ----------------
                                                                    1996       1995              1996      1995
                                                                   ------   --------            -------   ------
Interest income:
      Loans                                                        $2,591     $2,298            $ 7,168   $6,957
      Securities held to maturity                                      48        849                155    2,345
      Securities available for sale                                 1,208         53              3,055      158
      Short term and other investments                                232        146                567      340
                                                                   ------     ------            -------   ------
               Total interest income                                4,079      3,346             10,945    9,800
                                                                   ------     ------            -------   ------
Interest expense:
       Deposits                                                     1,776      1,827              5,343    4,950
       Federal Home Loan Bank advances                                281         33                346      137
                                                                   ------     ------            -------   ------
               Total interest expense                               2,057      1,860              5,689    5,087
                                                                   ------     ------            -------   ------

       Net interest income before provision for loan losses         2,022      1,486              5,256    4,713

Provision for loan losses                                              50         47                135       77
                                                                   ------     ------            -------   ------
       Net interest income after provision for loan losses          1,972      1,439              5,121    4,636


Other income:
       Loan fees and service charges                                   11          7                 34       24
       Loss on sale of securities available for sale                    -          -                  -       (1)
       Other                                                          160        151                408      387
                                                                   ------     ------            -------   ------
               Total other income                                     171        158                442      410

Other expenses:
       Compensation and employee benefits                           1,319        540              2,373    1,705
       Occupancy, net                                                  87         84                279      273
       Equipment                                                       47         50                139      141
       Data processing services                                        59         48                175      146
       Advertising                                                     45         84                136      239
       Federal insurance premiums                                      99         90                295      273
       SAIF Recapitalization assessment                             1,031          -              1,031        -
       Real estate owned expense, net                                  30         52                125      215
       Other                                                          376        238                961      706
                                                                   ------     ------            -------   ------
               Total other expenses                                 3,093      1,186              5,514    3,698
                                                                   ------     ------            -------   ------

Income (loss) before income tax expense (benefit)                    (950)       411                 49    1,348
               Income (loss) tax expense (benefit)                   (336)       149                 18      488
                                                                   ------     ------            -------   ------
Net income                                                         $ (614)    $  262            $    31   $  860
                                                                   ======     ======            =======   ======

Net loss per share                                                  (0.30)       N/A                N/A      N/A
                                                                   ======     ======            =======   ======

See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                             1996        1995
                                                         --------     ---------
                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net income                                               $    31     $   860
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
       owned                                                  225         225
     Depreciation and amortization                            125         123
     Net (accretion) of discounts and amortization
       of premiums                                            106          12
     Decrease (increase) in deferred loan fees                 71         (14)
     (Increase) in interest and dividends receivable         (466)       (190)
     Decrease (Increase) in other assets                     (160)       (552)
     Increase (decrease)in other liabilities              (12,068)        140
     Loss on sale of securities available for sale              -           1
                                                         --------    --------
       Net cash provided by (used in) operating           (12,136)        605
        activities                                       --------    --------

Cash flows from investing activities:
   Calls of securities available for sale                   2,000       2,000
   Maturity of securities held to maturity                      -       2,843
   Proceeds on sale of available for sale securities            -         343
   Purchases of securities held to maturity                     -     (13,995)
   Purchases of securities available for sale             (29,456)          -
   Principal repayments on securities held to
     maturity                                                 438       3,019
   Principal repayments on securities available for
     sale                                                   6,368          85
   Net increase in loans receivable                       (23,420)       (307)
   Additions to premises and equipment                        (37)        (26)
   Purchase of Federal Home Loan Bank stock                     -        (201)
                                                         --------    --------
      Net cash used in investing activities               (44,107)     (6,239)
                                                         --------    --------
Cash flows from financing activities:
  Net (decrease) increase in deposits                        (205)     10,689
  Federal Home Loan Bank advances acquired                 25,000       2,000
  Increase in advance payments by borrowers for               261         204
    taxes and insurance
  Proceeds from issuance of common stock, net              19,241           -
    of ESOP loan                                         --------
      Net cash provided by financing activities            44,297      12,893
                                                         --------    --------
      Net increase (decrease) in cash and cash            (11,946)      7,259
       equivalents                                       --------    --------

Cash and cash equivalents at beginning of period           26,262       2,498
                                                         --------    --------
Cash and cash equivalents at end of period               $ 14,316    $  9,757
                                                         ========    ========

Supplemental information:
   Cash paid during the year for:
    Interest                                             $  5,548    $  5,080
                                                         ========    ========
    Income taxes                                         $    502    $    393
                                                         ========    ========
   Transfer of loans receivable to real                  $    143    $    240
    estate owned                                         ========    ========

See accompanying notes to consolidated financial statements.

                              WAYNE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

Note 1 -  Basis of Presentation
          ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries, as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995, respectively. The consolidated financial statements for periods prior to September 30, 1996 include only the accounts of the Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995, and the notes thereto.

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


Note 3 - Earnings per share
         ------------------

The initial public offering was completed June 27, 1996. Net income for the nine months ended September 30, 1996 was $31,000 and the net loss for the quarter ended September 30, 1996 was $614,000 or $(.30) per share. Earnings per share information for the nine month period ended September 30, 1996 and 1995 and the quarter ended September 30, 1995 is not meaningful since Wayne Savings Bank's mutual to stock conversion was not consummated until June 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition
-------------------

General
-------

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company.

Assets
------

Total assets increased by $31.6 million or 15.2% to $239.6 million at September 30, 1996 from $208.0 million at December 31, 1995. Cash and due from banks decreased $12.0 million or 45.5% to $14.3 million at September 30, 1996 from $26.3 million at December 31, 1995. At December 31, 1995, the Bank was still awaiting delivery of approximately $13.5 million in mortgage-backed securities, which resulted in cash and due from banks being inflated by that amount until the securities were delivered and paid for in January 1996.

The increase of $19.5 million in securities held to maturity and securities available for sale is due to the purchase of $25.0 million of a Federal Home Loan Mortgage Corp. fixed rate note and the simultaneous borrowing of an advance from the FHLB of NY. The note is for a period of ten (10) years at a rate of 7.783% and is callable after three years and continuously thereafter. The FHLB of NY advance is for a three year period at a fixed rate of 6.86%, which represents a pretax spread of 92 basis points on this transaction. This increase was offset by principal repayments and prepayments and an increase in the unrealized loss, net of taxes on securities available for sale of $646,000 from $95,000 at December 31, 1995 to $741,000 at September 30, 1996.

Loans receivable, net increased by $23.5 million or 21.0% to $135.5 million at September 30, 1996 from $112.0 million at December 31, 1995. Loan originations during the quarter ended September 30, 1996 totalled $13.6 million (comprised of $10.5 million of residential one-to four-family mortgage loans, $2.6 million of home equity loans, and $453,000 of other loans.) During the third quarter of 1996, principal repayments totalled $5.8 million. During the third quarter of 1995, loan originations totalled $2.4 million and principal repayments totalled $4.5 million.

REO, net decreased by $328,000 or 54.9% to $269,000 at September 30, 1996 from $597,000 at December 31, 1995.

Other assets increased by $524,000 to $1.8 million at September 30, 1996 from $1.3 million at December 31, 1995 which was primarily the result of the deferred tax benefit related to the net unrealized loss on securities available for sale which increased to $417,000 as of September 30, 1996 from $53,000 as of December 31, 1995.

Liabilities
-----------

Deposits decreased by $205,000 between December 31, 1995 and September 30, 1996 due to interest credited of $5.4 million, offset by an excess of withdrawals over deposits of $5.6 million. This decrease is partially due to depositors purchasing common stock in the initial public offering on June 27, 1996.

Federal Home Loan Advances
--------------------------

Federal Home Loan Bank advances increased $25.0 million to $27.0 million at September 30, 1996 from $2.0 million at December 31, 1995. This increase was due to the arbitrage the Bank entered into in August of 1996.

Stockholders' equity
--------------------

The Company's stockholders' equity increased $18.6 million to $35.9 million at September 30, 1996 from $17.3 million at December 31, 1995. The increase was primarily due to net proceeds of the initial public offering that was completed on June 27, 1996 totalling $21.0 million, offset by unallocated shares of common stock held by the Bank's employee stock ownership plan of $1.8 million. In addition to the net proceeds, the increase in stockholders' equity was also due to net income for the nine months ended September 30, 1996 totalling $31,000 offset by the increase in the net unrealized loss on securities, net of taxes, of $646,000.

Non performing loans and allowance for loan losses
--------------------------------------------------

Non performing loans at September 30, 1996 and December 31, 1995 were as follows:

                                              1996        1995
                                          -----------------------
                                          (DOLLARS IN THOUSANDS)

Loans delinquent 90 days or more and
 other non-performing loans                  $2,538      $2,450

Loans delinquent 90 days or more and
 other non-performing loans as a
 percentage of total loans outstanding        1.85%       2.16%


The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1996 and the year ended December 31, 1995:

                                              1996        1995
                                          -----------------------
                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period                $1,589   $1,543
Provision for losses                             135      152
Charge-offs                                        -      106
Recoveries                                         -        -
                                              ------   ------
Balance at end of period                      $1,724   $1,589
                                              ======   ======


Allowance for real estate owned
-------------------------------

Activity in the allowance for REO for the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                         1996       1995
                                    ----------------------
                                     (DOLLARS IN THOUSANDS)

Balance at beginning of period          $ 169      $ 240
Provision charged to operations            90        148
Charge-offs                               121        229
Recoveries                                 20         10
                                        -----      -----
Balance at end of period                $ 158      $ 169
                                        =====      =====

Asset/liability management
--------------------------

Management's strategy has been to operate as a community oriented financial institution by offering a variety of financial services to meet the needs of the communities it serves while maintaining capital in excess of regulatory requirements and monitoring the sensitivity of the Bank's assets and liabilities to interest rate fluctuations. The Board of Directors has sought to accomplish these goals by: (i) attracting and maintaining low-cost savings and transaction accounts, as well as money market accounts, which management believes provide the Bank with a stable source of funds; (ii) focusing its lending on the origination of one-to four-family, owner-occupied residential mortgage loans, including home equity loans; (iii) supplementing its one- to four-family residential lending activities with commercial real estate, multi-family, construction and consumer loans in accordance with the Bank's underwriting guidelines; (iv) purchasing short-to-intermediate term investment and mortgage-backed securities to complement the Bank's lending activities; (v) emphasizing shorter-term loans and investments and adjustable rate assets when market conditions permit; and (vi) controlling growth.

As part of management's review of its assets and liabilities, the Bank considers the interest sensitivity of its assets and liabilities and targets what it believes to be an acceptable level of risk based on the Bank's business focus, operating environment, capital and liquidity requirements, and performance objectives. Management seeks to reduce the vulnerability of the Bank's operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing periods. The Bank does not currently engage in trading activities or use off-balance sheet derivative instruments to control interest rate risk. Even though trading activities or use of off-balance sheet derivative instruments may be permitted with the approval of the Board of Directors, management does not intend to engage in such activities in the immediate future.

In managing the Bank's assets and liabilities, the Bank has taken certain actions to decrease the sensitivity of its assets and liabilities to fluctuations in interest rates. A significant component of the Bank's operating strategy has been to maintain its interest rate spread by maintaining a core deposit base. The Bank has sought to maintain and attract new deposits by pricing its deposits competitively, but generally not among the highest interest rates in its market area, and relying on personalized customer service and advertising. The Bank maintains a core deposit base while employing this strategy.

At September 30, 1996, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing within the same period by $9.5 million, representing a one year positive cumulative gap of 3.96%.

Liquidity and capital
---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity ratio and short-term liquidity ratio were 7.4% and 7.8% for September 30, 1996 compared with 9.7% and 15.6% for December 31, 1995, respectively.

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

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At September 30, 1996 and December 31, 1995, cash and cash equivalents totaled $14.3 million and $26.3 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at September 30, 1996, totalled $27.0 million. If needed, the Bank may borrow an additional $44.9 million from the FHLB-NY.

As of September 30, 1996, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                                 TANGIBLE CAPITAL              CORE CAPITAL                  RISK-BASED CAPITAL
                                              -----------------------    -----------------------          -------------------------

                                              AMOUNT        PERCENT(1)     AMOUNT      PERCENT(1)           AMOUNT        PERCENT(1)
                                              -------       ----------    -------      ----------           -------       ----------
Capital for regulatory purposes               $26,059        10.8%        $26,059        10.8%              $26,059        27.7%
Minimum regulatory requirement                  3,605         1.5%          7,210         3.0%                7,607         8.0%
                                              -------        ----         -------        ----               -------        ----

Excess                                        $22,454         9.3%        $18,849         7.8%              $18,748        19.7%
                                              =======        ====         =======        ====               =======        ====

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

Recent developments
-------------------

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Association took a pre tax charge of $1.0 million as a result of the FDIC special assessment.

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


General  The Company reported a net loss of $614,000 for the three months ended
-------
September 30, 1996 compared with net income of $262,000 for the three months ended September 30, 1995. The net loss was primarily attributable to the $1.0 million in Savings Association Insurance Fund ("SAIF") recapitalization assessment. In addition, there was a non-recurring charge for benefits owed to the Bank's former President and CEO upon his retirement.

Interest income  Interest income increased $733,000, or 21.9% to $4.1 million
---------------
for the three months ended September 30, 1996 from $3.3 million for the three months ended September 30, 1995. The increase was primarily the result of higher outstanding average balances partially offset by a decline in average yields on earning assets.

Interest income on mortgage loans increased $293,000, or 12.8% to $2.6 million for the three months ended September 30, 1996, from $2.3 million for the comparable three month period in 1995 primarily as a result of an increase in average balances of mortgage loans of $20.1 million partially offset by a decrease in the average yield on mortgage loans of 32 basis points. The average yield on mortgage loans decreased to 7.66% for the three months ended September 30, 1996 from 7.98% for the comparable three month period in 1995. The increase in average balances of mortgage loans between the periods was due to the increase in loan originations during the third quarter of 1996 of $13.6 million versus $2.4 million in the comparable 1995 quarter.

Interest income on securities held to maturity decreased $801,000 or 94.4% to $48,000 for the three months ended September 30, 1996 from $849,000 for the comparable three month period in 1995. This change was primarily the result of the Bank taking advantage of the window period permitted by a special report issued by the Financial Accounting Standards Board ("FASB") addressing Statement of Financial Accounting Standards ("SFAS") No. 115 and reclassifying $51.4 million of mortgage-backed securities from held to maturity to available for sale. During the third quarter of 1996 principal repayments and prepayments on securities available for sale and held to maturity amounted to $2.3 million.
For the same period in 1995 the principal repayments and prepayments on securities available for sale and held to maturity totalled $2.6 million. Interest income on securities available for sale increased $1.2 million from $53,000 for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996. The increase is due to the purchase of $25.0 million of a Federal Home Loan Mortgage Corp. fixed rate note and the simultaneous borrowing of an advance from the FHLB of NY. The note is for a period of ten (10) years at a rate of 7.783% and is callable after three years and continuously thereafter. The FHLB of NY advance is for a three year period at a fixed rate of 6.86%, which represents a pretax spread of 92 basis points on this transaction.

Interest on short-term and other investments increased $86,000 or 58.9% to $232,000 for the three months ended September 30, 1996 from $146,000 for the comparable three month period in 1995 primarily as a result of an increase in average balances of $6.6 million which was offset by a decrease in average yield of 38 basis points. The increase in average balances is the result of the investment of the conversion proceeds in short-term and other investments during the period subsequent to the initial public offering.

Interest expense  Interest expense increased $197,000, or 10.6% to $2.1 million
----------------
for the three months ended September 30, 1996 from $1.9 million for the three months ended September 30, 1995. Interest on deposits decreased $51,000, or 2.8% to $1.8 million for the three months ended September 30, 1996 from $1.8 million for the comparable three month period in 1995. The decrease in interest expense on deposits was primarily due to a decrease of 25 basis points in the average cost of deposits.

Interest on FHLB-NY advances increased $248,000, or 751.5% to $281,000 for the three months ended September 30, 1996 from $33,000 for the comparable three month period in 1995. The increase in interest expense on advances was due primarily to a increase in average balances which was the result of the financing transaction entered into in August 1996, as described above.

Net interest income  Net interest income before provision for loan losses
-------------------
increased by $536,000 to $2.0 million for the three months ended September 30, 1996 from $1.5 million for the three months ended September 30, 1995. The increase reflects an increase in the average balances of loans receivable, net of $20.1 million for the three months ended September 30, 1996 over the comparable prior year period, as well as an increase in the average balances of securities available for sale and held to maturity of $15.5 million for the three month period.

Provision for loan losses  The adequacy of the allowance for loan losses is
-------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $50,000 for loan losses for the three months ended September 30, 1996 compared with $47,000 for the comparable three month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income  Total other income for the three months ended September 30, 1996
------------
was $171,000 compared with $158,000 for the comparable three month period in 1995. The increase is primarily due to fee income on checking accounts and fee income from Wayne Savings Financial Service Group, Inc., a wholly owned subsidiary of the Bank.

Other expenses  Other expenses increased $1.9 million or 160.8% for the three
--------------
months ended September 30, 1996 to $3.1 million from $1.2 million for the comparable three month period in 1995. The increase is primarily due to an increase of $779,000 in compensation and employee benefits expense, an increase of $1.0 million in SAIF recapitalization expense and an increase of $138,000 in other expenses. These increases were offset by a decrease in advertising of $39,000 or 46.4% and a decrease of $22,000 or 42.3% in REO operations, net.

The increase in compensation and employee benefits expense reflects the non-recurring charge for benefits owed to the Bank's former President and CEO upon his retirement and to a lesser extent expansion in loan originations and the resulting deferral of salary costs. The increase in SAIF recapitalization expense is the result of the one time assessment of $1.0 million which represented the Bank's share of the special assessment required by legislation signed into law on September 30, 1996, requiring all institutions insured by the SAIF to make a one time payment to recapitalize the SAIF. Wayne Bancorp expects that the decline in insurance premiums (required by legislation) from 23 basis points to 6.4 basis points (per $100 of deposits) effective January 1, 1997, will improve earnings in future years, more than offsetting the special assessment. Finally, the increase in the other category was primarily due to nondeferrable costs associated with the loan originations, and increased professional fees in connection with the Bank's change from a June 30 to December 31 year end. and operation as a public company. The decrease of $39,000 in advertising is due to management's intentional delay in advertising for deposit accounts during the quarter ended September 30, 1996. Management has now begun an aggressive campaign to increase deposits and expects to attract customers, particularly for the Bank's low cost or no cost deposit accounts.
The decline of $22,000 in REO operations, net is the result of the balance of foreclosed properties declining from $597,000 at December 31, 1995 to $269,000 at September 30, 1996.

Income tax expense  Income tax benefit was $336,000 which represents an
------------------
effective tax rate of 35.4% for the three months ended September 30, 1996 compared with income tax expense of $149,000 which represents an effective tax rate of 36.3% for the three months ended September 30, 1995.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

General  The Company reported net income of $31,000 for the nine months ended
-------
September 30, 1996 compared with net income of $860,000 for the nine months ended September 30, 1995. The $829,000 decrease was primarily attributable to an increase in interest income of $1.1 million offset by an increase in interest expense of $602,000 and an increase in other income of $31,000, an increase in compensation and employee benefits of $668,000 the SAIF recapitalization expense of $1.0 million for the nine months ended September 30, 1996 compared with the same period in the prior year.

Interest income   Interest income increased $1.1 million or 11.7% to $10.9
---------------
million for the nine months ended September 30, 1996 from $9.8 million for the nine months ended September 30, 1995. The increase was primarily the result of an increase in interest income on securities available for sale and held to maturity.

Interest income on mortgage loans increased $211,000, or 3.0% to $7.2 million for the nine months ended September 30, 1996, from $7.0 million for the comparable nine month period in 1995 primarily as a result of a $7.8 million increase in the average outstanding balances offset by a decrease of 27 basis points in the average rate earned. The increase in average balances of mortgage loans between the periods was due to loan originations of $34.8 million during the nine months ended September 30, 1996.

Interest income on securities available for sale and held to maturity increased $707,000, to $3.2 million for the nine months ended September 30, 1996 from $2.5 million for the comparable nine month period in 1995 primarily due to an increase in average balances of $10.9 million partially offset by a decline in the average yield of 117 basis points.

Interest income on short-term and other investments increased by $227,000 to $567,000 for the nine months ended September 30, 1996 from $340,000 for the comparable nine month period in 1995 primarily as a result of an increase in average outstanding balances of $5.6 million. The increase in the average balance was due primarily to the investment of the conversion proceeds in short-term and other investments during the period subsequent to its public offering.

Interest expense  Interest expense increased $602,000, or 11.8% to $5.7 million
----------------
for the nine months ended September 30, 1996 from $5.1 million for the nine months ended September 30, 1995. Interest on deposits increased by $393,000, or 7.9% to $5.3 million for the nine months ended September 30, 1996 from $5.0 million for the comparable nine month period in 1995. The increase in interest on deposits was primarily due to the increase of 9 basis points in the average cost of deposits and an increase of $9.1 million in average balances.

Interest on FHLB of NY advances increased $209,000, or 152.6% to $346,000 for the nine months ended September 30, 1996 from $137,000 for the comparable nine month period in 1995. FHLB-NY advances on an average basis increased by $4.7 million between the periods partially offset by a decrease in the average cost of the advances of 28 basis points. The increase in interest expense represents the interest on the $27.0 million FHLB of NY advance entered into in August 1996 as described in the comparison of the three month period.

Net interest income  Net interest income before provision for loan losses
-------------------
increased $543,000 to $5.3 million for the nine months ended September 30, 1996 from $4.7 million for the nine months ended September 30, 1995.

Provision for loan losses  The adequacy of the allowance for loan losses is
-------------------------
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $135,000 for loan losses for the nine months ended September 30, 1996 compared with $77,000 for the comparable nine month period in 1995 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income  Total other income for the nine months ended September 30, 1996
------------
was $442,000 compared with $410,000 for the comparable nine month period in 1995. The increase of $31,000 in the nine months ended September 30, 1996 was primarily attributable to the fees earned on the higher volume of checking accounts and increased fees earned by Wayne Savings Financial Services Group, Inc.

Other expenses  Other expenses increased $1.8 million or 49.1% for the nine
--------------
months ended September 30, 1996 to $5.5 million from $3.7 million for the comparable nine month period in 1995. The increase was primarily due to an increase of $668,000 in compensation and employee benefits, an increase of $1.0 million in SAIF recapitalization assessment and an increase of $255,000 in other expenses. These increases were offset by decreases of $103,000 or 43.1% in advertising and $90,000 or 41.9% in REO operations, net expense. The increase in compensation and employee benefits expense reflects the non-recurring expense as explained in the three month period. The increases in SAIF recapitalization assessment and other expenses is also as explained in the three month period. The decreases in advertising and REO expense, net are also the same as explained in the three month period ended September 30, 1996. The reduction in advertising for the nine months ended September 30, 1996 is primarily due to timing of advertising for low cost or no cost deposits accounts that is currently taking place. Finally, the increase in other expenses is primarily due to nondeferrable costs associated with the increased loan production.

Income tax expense  Income tax expense was $18,000 which represents an effective
------------------
tax rate of 36.7% for the nine months ended September 30, 1996 compared with income tax expense of $488,000 which represents an effective tax rate of 36.2% for the nine months ended September 30, 1995.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          A. Exhibits
               (3)(I) Certificate of incorporation*
                  (ii) Bylaws*
               (4)  Stock certificates
               (27) Financial Data Schedule (filed herewith)
          B. Reports on From 8-K

          A report on form 8-K was filed with the Securities and Exchange Commission on September 6, 1996 under commission file number 000-20691, stating in summary that as of August 29, 1996 Johanna O'Connell assumed the responsibilities of President of the Company and Harold P. Cook, III assumed the responsibilities of CEO and also announced was the resignation of William Vanderberg.

          ____________________

         * Incorporated herein by reference from the Exhibits to Form S-1 Registrations Statement and all amendments thereto, filed March 18, 1996, Registration Number 333-2488 and declared effective May 13, 1996.

                                 SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WAYNE BANCORP, INC.
                                ----------------------------------------
                                      Registrant


Date:  November 12, 1996              By:  /s/ Johanna O'Connell
                                           ---------------------
                                           President


Date:  November 12, 1996              By:  /s/ Timothy P. Tierney
                                           ----------------------
                                           Timothy P. Tierney,
                                           Vice President & Controller