Form 10-K
period 1996-12-31
WAYNE BANCORP INC /DE/
filed 1997-03-28
CIK 1011032

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------


                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 000-20691

                               WAYNE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                         22-3424621
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)           Identification Number)


      1195 HAMBURG TURNPIKE, WAYNE, NEW JERSEY        07474
      (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (201) 305-5500

        Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

                                -----------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL THE REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---     ---
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, I.E., PERSONS OTHER THAN DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT IS $35,885,283 AND IS BASED ON THE LAST SALES PRICE AS LISTED ON THE NASDAQ STOCK MARKET FOR MARCH 11, 1997.

     THE REGISTRANT HAD 2,156,383 SHARES OUTSTANDING AS OF MARCH 11, 1997.

                                -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                      INDEX

  PART I                                                                  PAGE
                                                                          ----
     Item  1.  Description of Business ...............................      1

     Additional Item: Executive Officers of the Registrant ...........     20

     Item  2.  Properties ............................................     20

     Item  3.  Legal Proceedings .....................................     20

     Item  4.  Submission of Matters to a Vote of Security Holders ...     21

  PART II

     Item  5.  Market for Registrant's Common Equity and Related
                 Stockholders' Matters ...............................    21

     Item  6.  Selected Financial Data ...............................    21

     Item  7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................    21

     Item  8.  Financial Statements and Supplementary Data ...........    21

     Item  9.  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .................    21

  PART III

     Item 10.  Directors and Executive Officers of the Registrant ....    21

     Item 11.  Executive Compensation ................................    21

     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management ......................................    21

     Item 13.  Certain Relationships and Related Transactions ........    21

  PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K .................................    22



  SIGNATURES

                               WAYNE BANCORP, INC.
                       ANNUAL REPORT ON FORM 10-K FOR THE

                         YEAR ENDED DECEMBER 31, 1996


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Wayne Bancorp, Inc. (also referred to as the "Company" or "Registrant") was incorporated under Delaware law at the direction of the Board of Directors of Wayne Savings Bank, F.S.B. (the "Bank") to acquire all of the capital stock the Bank issued in connection with its conversion from the mutual to stock form, which was consummated on June 27, 1996. The Registrant is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

     The Bank was organized in 1921 as the Pequannock and Wayne Building and Loan Association, a New Jersey mutual building and loan association, and was the first financial institution located in the Township of Wayne, New Jersey. In 1946, the Bank changed its name to Wayne Savings and Loan Association, a New Jersey mutual savings and loan association and converted to a federally chartered mutual savings bank under its current name in 1994. The Bank's primary regulator is the OTS. The Bank's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the FDIC.

MARKET AREA AND COMPETITION

     The Bank conducts its business through five banking offices, including its administrative office, all of which are located in Passaic County, New Jersey. The Bank's deposit base is drawn principally from Passaic County, primarily the township of Wayne, a stable, residential community of approximately 50,000 persons located 20 miles west of New York City. The Bank's primary market area is a highly competitive market for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings and loan associations, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of mortgage loans and home equity loans secured by one- to four-family residences. At December 31, 1996, the Bank had total gross loans outstanding of $147.3 million, of which $113.7 million or 77.2% consisted of one- to four-family residential mortgage loans, and $24.4 million, or 16.6% were home equity loans. The remainder of the portfolio consists of $185,000 of multi-family mortgage loans, or 0.1% of total gross loans, $7.1 million of commercial real estate loans, or 4.8% of total gross loans $644,000 of commercial business loans, or 0.4% of total gross loans, and $1.3 million of consumer loans or 0.9% of total gross loans. The Bank had no construction loans at December 31, 1996. At December 31, 1996, 38.6% of the Bank's mortgage loans had adjustable interest rates. All of the Bank's mortgage loan portfolio consists of conventional mortgage loans.

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                                1996              1995              1994              1993                1992
                         -----------------  ----------------  ----------------  ----------------   ------------------
                                   PERCENT           PERCENT           PERCENT           PERCENT            PERCENT
                                     OF                OF                OF                OF                   OF
                          AMOUNT    TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL     AMOUNT     TOTAL
                          ------   -------   ------  ------    ------  ------    ------   -----     ------  ---------
                                                       (DOLLARS IN THOUSANDS)
Real estate:
 One-to four-family ...  $113,701   77.22%  $87,579   77.10%   $88,722  77.28%   $89,602   83.27%   $105,279   90.85%
 Home equity ..........    24,394   16.57    20,964   18.46     21,165  18.44     13,326   12.39       6,698    5.78
 Multi-family .........       185    0.13       195    0.17        541   0.47        495    0.46         283    0.24
 Commercial ...........     7,069    4.80     3,636    3.20      3,076   2.68      2,831    2.63       2,650    2.29
 Construction .........        --      --        --      --        170   0.15         --      --          --      --
 Commercial business ..       644    0.43        --      --         --     --         --      --          --      --
 Consumer .............     1,257    0.85     1,216    1.07      1,130   0.98      1,346    1.25         971    0.84
                         --------  -------   ------  -------    ------ -------   -------   ------    -------   -----
   Total loans, gross .   147,250  100.00%  113,590  100.00%   114,804 100.00%   107,600  100.00%     115,881 100.00%
                                   =======           =======           =======            =======             =======

Less:
 Undisbursed loan funds        --                --                111                --                 --
 Deferred loan
  origination fees ....        36                13                 59                30                  49
 Allowance for loan
  losses ..............     1,789             1,589              1,543             1,237                 974
                         --------          --------           --------          --------            --------
   Total loans, net ...  $145,425          $111,988           $113,091          $106,333            $114,858
                         ========          ========           ========          ========            ========


     Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1996. The table does not include principal repayments or prepayments.

                                                                     AT DECEMBER 31, 1996
                                           --------------------------------------------------------------------------
                                           ONE-TO                      OMMERCIAL                             TOTAL
                                            FOUR-      HOME   MULTI-     REAL     COMMERCIAL                 LOANS
                                           FAMILY     EQUITY  FAMILY    ESTATE     BUSINESS     CONSUMER   RECEIVABLE
                                           ------     ------  ------   ---------  ----------    --------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Amounts due:
 One year or less ......................  $     88   $    20  $ --     $   --       $ --        $ 630      $    738
                                          --------   -------  ----     ------       ----        -----      --------
 After one year:
  More than one year to three years ....     2,505       639    --         --        244          195         3,583
  More than three years to five years ..     7,611     2,136    --         --        400          113        10,260
  More than five years to 10 years......    17,401    11,455    50      2,233         --          136        31,275
  More than 10 years to 20 years .......    29,744     9,155    --      4,836         --          183        43,918
  More than 20 years ...................    56,352       989   135         --         --           --        57,476
                                          --------   -------  ----     ------       ----       ------      --------
  Total due after December 31, 1997 ....   113,613    24,374   185      7,069        644          627       146,512
                                          --------   -------  ----     ------       ----       ------      --------
    Total amount due ...................  $113,701   $24,394  $185     $7,069       $644       $1,257      $147,250
                                          ========   =======  ====     ======       ====       ======      ========
  Less:
    Deferred loan origination fees: ....                                                                        (36)
    Allowance for loan losses ..........                                                                     (1,789)
                                                                                                           ---------
  Total loans, net......................                                                                   $145,425
                                                                                                           =========

     The following table sets forth at December 31, 1996, the dollar amount of total gross loans receivable contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates. The one- to four-family loans reflected as having fixed rates include fixed-rate products and $22.2 million of balloon loans with contractual maturities of 5 to 7 years and amortization schedules of up to 30 years. All of those loans were originated prior to 1992.


                                             DUE AFTER DECEMBER 31, 1997
                                       ----------------------------------------
                                         FIXED        ADJUSTABLE        TOTAL
                                       --------       ----------       --------
                                               (DOLLARS IN THOUSANDS)
     Real estate loans:
       One-to four-family ..........  $ 63,912          $49,701        $113,613
       Home equity .................    17,169            7,205          24,374
       Multi-family ................        --              185             185
       Commercial ..................     3,474            3,595           7,069
     Commercial business ...........       400              244             644
       Consumer                            627               --             627
                                       -------          -------        --------
          Total ....................   $85,582          $60,930        $146,512
                                       =======          =======        ========

     Loan Originations and Purchases. The Bank's mortgage lending activities are conducted primarily through the Bank's offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. Loan originations have increased from $16.1 million for the year ended December 31, 1995 to $57.7 million for the year ended December 31, 1996, reflecting the expansion of the Bank's lending area for first mortgages as well as the increase in loans originated through a loan origination program. In addition, the Bank has increased its marketing efforts to increase the volume of home equity loans. Finally, the Bank is attempting to expand the commercial lending function. It is the general policy of the Bank to retain all loans originated in its portfolio.

     The Bank has sought to maintain a more stable level of loan originations by its continuing participation in a loan origination program. For the year ended December 31, 1996, the Bank originated $26.8 million in loans through this program. All loans originated through the use of this program are one- to four-family loans and are secured by properties located in New Jersey. Through this program, borrowers are given information from participating lenders quoting their most favorable terms for each loan. The borrower determines which institution provides the best loan for the borrower's financing needs and upon choosing a lender, deals directly with that lender throughout the loan origination process. The Bank pays an annual marketing fee to the company that manages the loan origination program, which enables the loan company to advertise continuously, giving participating lenders consistent market exposure. If a loan is originated by the Bank to a borrower who used the loan program to find the Bank, the Bank pays a 25 basis point fee to the loan company at the time of the loan closing.

     The following table sets forth the Bank's loan originations, purchases, and principal repayments for the periods indicated. During the periods indicated there were no loan sales and no originations of multi-family loans.


                                             FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996          1995         1994
                                           ---------    ---------   ----------
                                                  (DOLLARS IN THOUSANDS)

Net loans:
Beginning balance ......................   $ 111,988    $ 113,091    $ 106,333
 Loans originated:
  Real estate:
   One- to four-family .................      41,999       10,633       15,044
   Home equity .........................      11,183        4,685       14,872
   Commercial real estate ..............       3,070           --        2,658
   Construction and land ...............          --          100          170
  Commercial business ..................         686           --           --
  Consumer .............................         738          699          843
                                           ---------    ---------    ---------
   Total loans originated ..............      57,676       16,117       33,587
 Loans purchased (1) ...................          60          140        1,396
                                           ---------    ---------    ---------
   Total ...............................     169,724      129,348      141,316

Less:
 Principal repayments ..................     (23,956)     (16,483)     (27,496)
 Transfer to REO .......................        (143)        (831)        (312)
 Undisbursed loan funds ................        --           --           (111)
 Net change in allowance for loan losses        (200)         (46)        (306)
                                           ---------    ---------    ---------
Ending balance loans receivable, net ...   $ 145,425    $ 111,988    $ 113,091
                                           =========    =========    =========

----------
(1)   All loans purchased consisted of one- to four-family loans.

     One- to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans primarily secured by one- to four-family residences, with maturities up to 30 years, including loans with bi-weekly payment options, for retention in its portfolio. All such loans are secured by properties located in the Bank's primary market area, or in other parts of New Jersey if originated through the loan origination program. All one- to four-family loans are underwritten in accordance with FHLMC/FNMA standards. Loan originations are obtained from the Bank's branch offices, through the loan origination program, existing or past customers, through advertising and, to a lesser extent, from referrals from real estate brokers and attorneys.

     At December 31, 1996, residential mortgage loans secured by one- to four-family residences totalled $113.7 million or 77.2% of the Bank's total gross loan portfolio. Of the one- to four- family residential mortgage loans outstanding at that date, 43.7% were adjustable-rate loans. The Bank's one- to four-family adjustable-rate mortgage ("ARM") loans are primarily indexed to the U.S. Treasury Bill rates. The Bank currently offers one, three, five, seven and ten-year ARM loans, with interest rates based on a spread above the one, three, five, seven and ten-year U.S. Treasury Bill rates, respectively. The Bank's ARM loans are subject to limitations of 2% per adjustment on interest rate increases or decreases and lifetime caps of 5%.

     The Bank originates one- to four-family residential loans in amounts up to 90% of the appraised value of the property securing the loan, although the Bank may originate loans in amounts up to 95% of the appraised value for first-time home buyers. Private mortgage insurance is required for all loans with a loan to value ratio over 80%. The Bank's one- to four-family residential mortgage loans do not provide for negative amortization. Residential mortgage loans in the Bank's portfolio generally include due on sale clauses, which provide the Bank with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. The Bank generally enforces its rights under these clauses. In recent years, the Bank has sought to originate one- to four-family mortgage loans with terms of 15 years or less, although the Bank does originate fixed rate loans with terms up to 30 years. At December 31, 1996, one- to four-family loans with terms of 15 years or less, including ARM loans, totalled $44.2 million or 38.9% of total one- to four-family loans.

     Upon receipt of a completed loan application from a prospective borrower for a loan secured by one- to four-family residential real estate, a credit report is ordered and income, financial and employment information is requested and verified. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser previously approved by the Bank. It is the Bank's policy to require title insurance on all mortgage loans. Borrowers also must obtain hazard insurance prior to closing. Potential borrowers are qualified for one-year ARM loans based on the fully indexed rate.

     Home Equity Loans. The Bank originates home equity loans, generally secured by one- to four-family, owner-occupied residential properties on which the Bank is the primary lender. The Bank's policy is to originate home equity loans in amounts up to 75% of the appraised value of the property, less existing liens. Home equity loans are originated with fixed or adjustable rates. Home equity loans originated with fixed-rates are for terms of 15 years or less and those originated with adjustable-rates may be made for terms up to 20 years. At December 31, 1996, $24.4 million, or 16.6% of total gross loans receivable were home equity loans. Payments of principal and interest are due monthly. The Bank employs similar underwriting standards in making home equity loans as those utilized for residential mortgage loans, except that borrowers applying for an adjustable-rate home equity loan are qualified at the initial interest rate plus 4% and there is a 15% interest rate cap for the life of the loan. The Bank holds both the first and second lien on a substantial amount of the properties securing the Bank's home equity loans.

     Commercial Real Estate and Multi-Family Loans. The Bank's policies provide that it may originate multi-family mortgage loans and commercial real estate loans generally secured by property located in its primary market area. The Bank expects to increase these types of lending in the future. In reaching its decision on whether to make a commercial real estate or multi-family loan, the Bank considers a number of factors, including: market conditions, the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Commercial real estate loans and multi-family loans may be made up to 75% of the appraised value of the property. Properties securing a loan are appraised by an independent appraiser. In most cases, borrowers must personally guarantee the loans. The Bank offers 5 or 7 year balloon loans with maximum terms of 20 years and three-year ARM loans that adjust every third year to the three-year U.S. Treasury Bill plus 3.25%. There are no adjustment caps. At December 31, 1996, $7.1 million, or 4.8% of total gross loans receivable were commercial real estate loans and $185,000, or 0.1% of total gross loans receivable were multi-family loans. The largest loan in this portfolio is a $2.2 million loan secured by a commercial office building in Wayne. This loan was a five-year balloon loan made in 1988 which became due in December 1993 and refinanced in 1994. The loan is currently a three adjustable with a twenty year amortization period. This loan is currently performing in accordance with its terms.

     When evaluating a multi-family or commercial real estate loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Commercial real estate and multi-family loans are generally larger and present a greater degree of risk than loans secured by one- to four-family residences. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy. The Bank seeks to minimize these risks through its underwriting standards, which require the loans to be qualified on the basis of the property's income and debt service ratio.

     Construction Lending. The Bank has, on a case by case basis, originated loans for the development of property to existing customers in its primary market area. The Bank's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. As part of its business plan, the Bank may increase the amount of its construction lending. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction. The Bank requires an independent appraisal of the property. The Bank generally requires personal guarantees and a permanent loan commitment if the Bank will not be making the permanent loan.

     Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to ensure full repayment.

     Consumer Loans. The Bank's consumer loans generally consist of student education loans and loans secured by savings accounts. At December 31, 1996, the Bank's consumer loan portfolio consisted of $616,000 passbook loans, $460,000 of student education loans, $158,000 of automobile loans and $23,000 of personal loans. All of the student education loans are underwritten in accordance with, and are guaranteed by, the New Jersey Higher Education Assistance Authority. The Bank has recently authorized the origination of automobile loans up to $25,000, unsecured personal loans up to $5,000 and overdraft lines of credit up to $2,500 and intends to continue to pursue opportunities to expand these areas of lending.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, there were $20,000 of consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Bank's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

     Commercial Business Loans. The Bank intends to pursue opportunities to offer commercial business loans, primarily to businesses located in the Bank's primary market area. At December 31, 1996, $644,000 or 0.4% of total gross loans receivable were commercial business loans. Federally chartered savings institutions, such as the Bank, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets. The Bank's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows will also be an important aspect of the Bank's current credit analysis.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and mayfluctuate in value based on the success of the business.

     Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 16th day of delinquency. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's policy to place all loans that are delinquent by three or more payments on nonaccrual status, resulting in the Bank no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

     Federal regulations and the Bank's Classification of Assets Policy requires that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but posses weaknesses are required to be designated "Special Mention."

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset soclassified or to charge off such amount.

     The President and Chief Lending Officer reviews and classifies the Bank's loans on a quarterly basis and reports the results of the review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1996, the Bank had $116,000 of REO. At December 31, 1996, the Bank had $2.5 million of assets classified as Special Mention, $2.4 million of assets classified as Substandard, nothing classified as Doubtful and $209,000 classified as Loss which amount is fully reserved for.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated: There were no delinquencies in the multi-family and commercial real estate portfolios at the dates indicated.


                                              AT DECEMBER 31, 1996                   AT DECEMBER 31, 1995
                                    ---------------------------------------  ------------------------------------
                                         60-89 DAYS      90 DAYS OR MORE(1)     60-89 DAYS    90 DAYS OR MORE(1)
                                    ------------------- ------------------   ------------------------------------
                                              PRINCIPAL           PRINCIPAL           PRINCIPAL         PRINCIPAL
                                     NUMBER    BALANCE   NUMBER    BALANCE    NUMBER   BALANCE  NUMBER   BALANCE
                                    OF LOANS  OF LOANS  OF LOANS  OF LOANS   OF LOANS OF LOANS OF LOANS OF LOANS
                                    --------  --------  --------  ---------  -------- -------- -------- ---------
                                                           (DOLLARS IN THOUSANDS)
One- to four-family ...........        3      $  344       22      $1,872        9     $  361      26     $2,278
Home equity ...................       --          --        5         184       --         --       4        162
Consumer ......................        1           7        4          20       --         --       1         10
                                      --      ------       --      ------       --     ------      --     -------

   Total ......................        4      $  351       31      $2,076        9     $  361      31     $2,450
                                      ==      ======       ==      ======       ==     ======      ==     ======
Delinquent loans to total
 gross loans ..................                  .24%                1.41%                .32%              2.16%
                                              ======               ======              ======              =====




                                              AT DECEMBER 31, 1994
                                     --------------------------------------
                                         60-89 DAYS      90 DAYS OR MORE(1)
                                     ------------------  ------------------
                                              PRINCIPAL          PRINCIPAL
                                     NUMBER    BALANCE  NUMBER   BALANCE
                                    OF LOANS  OF LOANS  OF LOANS OF LOANS
                                    --------  --------- -------- --------
                                              (DOLLARS IN THOUSANDS)

  One- to four-family .............    5       $380       34     $3,395
  Home equity .....................    1         23        6        223
  Consumer ........................   --         --        3         27
                                      --       ----       --     ------
     Total ........................    6       $400       43     $3,645
                                      ==       ====       ==     ======
  Delinquent loans to total
    gross loans                                 .35%               3.17%
                                               ====              ======

____________________

     (1) Loans 90 days or more past due are included in non-accrual loans. See "Lending Activities--Non-Accrual Loans."

     Non-Accrual Loans. The table below sets forth information regarding non-accrual loans (all loans 90 days or more delinquent) and REO held by the Bank at the dates indicated. There were no non-accrual loans in the multi-family, commercial or construction portfolios at the dates indicated.

                                              AT DECEMBER 31,
                                ------------------------------------------
                                  1996     1995     1994     1993     1992
                                -------   ------   ------   ------   ------
                                             (DOLLARS IN THOUSANDS)
Non-accrual loans:

 One- to four-family .........   $1,872   $2,278   $3,395   $3,269   $3,931
 Home equity .................      184      162      223      234      242
 Consumer ....................       20       10       27        7        1
                                 ------   ------   ------   ------   ------
 Total .......................    2,076    2,450    3,645    3,510    4,174
 REO, net(1)(2) ..............      116      597      970    1,338    1,830
                                 ------   ------   ------   ------   ------
   Total non-performing assets   $2,192   $3,047   $4,615   $4,848   $6,004
                                 ======   ======   ======   ======   ======

____________________

(1)   REO balances are shown net of related loss allowances.

(2)   REO, net at December 31, 1994, 1993 and 1992 included $0, $264,000 and
      $923,000, respectively, of in-substance foreclosed loans. Under Statement of Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," adopted January 1, 1995 by the Bank, loans that previously would have been classified as in-substance foreclosures would be classified as impaired loans. There were no loans considered to be impaired as of December 31, 1996 and 1995.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for losses on loans based upon information available at the time of the review.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                     AT DECEMBER 31,
                                           -----------------------------------------------------------
                                             1996        1995          1994           1993        1992
                                           -------     ------        -------        ------       -----
                                                                  (DOLLARS IN THOUSANDS)

Real estate loans:

Balance at beginning of year .........     $ 1,589      $ 1,543       $ 1,237       $   974       $ 986
Provision for loan losses ............         200          152           316           286         619
Charge-offs:
 One- to four-family .................          --         (106)          (10)          (23)       (641)
Recoveries ...........................          --           --            --            --          10
                                           -------      -------       -------       -------       -----
Balance at end of year ...............     $ 1,789      $ 1,589       $ 1,543       $ 1,237       $ 974
                                           =======      =======       =======       =======       =====
Net charge-offs to average gross
 loans receivable ....................        0.00%        0.09%         0.01%         0.02%       0.54%
Allowance for loan losses as a percent
 of gross loans receivable ...........        1.21         1.40          1.34          1.15        0.84
Allowance for loan losses as a percent
 of total non-performing loans .......       86.18        64.86         42.33         35.24       23.33
Non-performing loans as a percent
 of gross loans receivable ...........        1.41         2.16          3.17          3.26        3.60
Non-performing assets as a percent
 of total assets .....................        0.90         1.46          2.61          2.65        3.35


     The following tables set forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.


                                                              AT DECEMBER 31,
                   -------------------------------------------------------------------------------------------------------
                                1996                               1995                               1994
                   ---------------------------------  ----------------------------------------   -------------------------
                                            PERCENT OF                         PERCENT OF                         PERCENT OF
                                            GROSS LOANS                        GROSS LOANS                        GROSS LOANS
                                 PERCENT OF   IN EACH              PERCENT OF    IN EACH              PERCENT OF   IN EACH
                                 ALLOWANCE   CATEGORY               ALLOWANCE   CATEGORY               ALLOWANCE   CATEGORY
                                 TO TOTAL    TO TOTAL               TO TOTAL    TO TOTAL               TO TOTAL    TO TOTAL
                       AMOUNT    ALLOWANCE  GROSS LOANS  AMOUNT     ALLOWANCE  GROSS LOANS  AMOUNT     ALLOWANCE  GROSS LOANS
                      -------    ---------  -----------  ------     ---------  -----------  ------     ---------  -----------
                                                          (DOLLARS IN THOUSANDS)
One- to four-family    $1,181       66.01%    77.22%     $1,030       64.82%     77.10%     $  979       63.46%      77.28%
Home equity ........      242       13.53     16.57         210       13.22      18.46         209       13.54      18.44
Multi-family .......       --          --       .13          --          --        .17           1         .06        .47
Commercial .........      355       19.84      4.80         342       21.52       3.20         347       22.49       2.68
Construction .......       --          --        --          --          --         --          --          --        .15
Commercial business         3         .17       .43          --          --         --          --          --
Consumer ...........        8         .45       .85           7         .44       1.07           7         .45        .98
                       ------      ------    ------       -----       -----       -----     ------       ------     -----
 Total allowance for
  loan losses ......   $1,789      100.00%   100.00%     $1,589      100.00%    100.00%     $1,543      100.00%    100.00%
                       ======      ======    ======      ======      ======     ======      ======      ======     ======



                                                    AT DECEMBER 31,
                         -------------------------------------------------------------
                                     1993                               1992
                         -----------------------------  -------------------------------
                                              PERCENT OF                         PERCENT OF
                                              GROSS LOANS                        GROSS LOANS
                                  PERCENT OF    IN EACH              PERCENT OF    IN EACH
                                   ALLOWANCE   CATEGORY               ALLOWANCE   CATEGORY
                                   TO TOTAL    TO TOTAL               TO TOTAL    TO TOTAL
                         AMOUNT    ALLOWANCE   GROSS LOANS  AMOUNT    ALLOWANCE  GROSS LOANS
                         ------   -----------  -----------  ------   ----------- ------------
                                                (DOLLARS IN THOUSANDS)
One- to four-family ..   $1,084       87.63%    83.28%      $  895       91.90%    90.85%
Home equity ..........      131       10.59     12.38           65        6.67      5.78
Multi-family .........        1         .08       .46            1         .10       .24
Commercial real estate       14        1.13      2.63           13        1.33      2.29
Consumer .............        7         .57      1.25           --          --       .84
                         ------       -----     -----          ---       -----      ----
 Total allowance for
  loan losses ........   $1,237      100.00%   100.00%       $ 974      100.00%   100.00%
                         ======      ======    ======        =====      ======    ======


SECURITIES PORTFOLIO

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. As a member of the FHLB, the Bank also is required to maintain liquid assets at minimum levels which change from time to time. The Bank's liquid investments primarily include federal agency securities and federal funds.

     Management of the Bank, with the Board of Directors ratification, sets the investment policy of the Bank. This policy dictates that investments will be made based on the safety of the principal, the liquidity requirements of the Bank and the return on the investment and capital appreciation. All investment decisions are made by the Investment Committee, comprised of members of Management, and such investment decisions are ratified by the Board of Directors of the Bank.

     The Bank's investments include FHLB-NY stock, mortgage-backed securities insured or guaranteed by GNMA, FHLMC or FNMA and U.S. government agency securities.

     The following table sets forth certain information regarding the amortized cost and estimated market values of the Bank's mortgage-backed and investment securities at the dates indicated.

                                                              AT DECEMBER 31,
                                   --------------------------------------------------------------------
                                           1996                   1995                    1994
                                   ---------------------  ---------------------   ---------------------
                                               ESTIMATED              ESTIMATED              ESTIMATED
                                   AMORTIZED    MARKET     AMORTIZED   MARKET     AMORTIZED   MARKET
                                     COST        VALUE       COST       VALUE       COST       VALUE
                                   ----------  ---------  -----------  --------   ---------  ----------
                                                           (DOLLARS IN THOUSANDS)
  Mortgage-backed and investment
   securities held to maturity:
    U.S. government and federal
      agency obligations .........   $  --     $    --    $    --     $    --   $ 2,979        $ 2,943
    GNMA .........................      --          --         --          --       964            906
    FNMA .........................     1,608     1,572      1,885       1,890     8,375          7,788
    FHLMC ........................     1,621     1,625      1,956       1,879    37,986         35,342
                                     -------   -------    -------     -------   -------        -------
      Total mortgage-backed and
        investment securities
        held to maturity .........   $ 3,229   $ 3,197    $ 3,841     $ 3,769   $50,304        $46,979
                                     =======   =======    =======     =======   =======        =======

Mortgage-backed and investment
 securities available for sale:
  Collateralized mortgage
   obligations ................      $ 3,334   $ 3,204    $ 3,334     $ 3,156   $ 2,960        $ 3,360
  U.S. government and federal
   agency obligations .........       38,318    38,222     12,501      12,553        --             --
  GNMA ........................       14,391    14,105     15,261      15,244        --             --
  FNMA ........................       13,147    13,054     13,335      13,374        --             --
  FHLMC .......................       12,288    12,282     13,873      13,828        --             --
                                     -------   -------    -------     -------   -------        -------
     Total mortgage-backed and
       investment securities
       available for sale ........   $81,478   $80,867    $58,304     $58,155   $ 2,960        $ 3,360
                                     =======   =======    =======     =======   =======        =======

SOURCES OF FUNDS

     GENERAL Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds from advances from the FHLB-NY and other borrowings.

     DEPOSITS The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of regular savings, NOW, and money market and certificate accounts. See Note 9 to the Consolidated Financial Statements. The Bank's deposits are obtained primarily from its market area and it does not use brokers to obtain deposits. The Bank relies primarily on aggressive marketing campaigns, customer service and long-standing relationships with customers to attract and retain these deposits. The Bank pays competitive interest rates on deposits, but generally does not pay the highest interest rate among institutions in its area.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in its market area in obtaining funds and respond with flexibility to changes in customer demand. As certain customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. The Bank has sought to offer various deposit and checking options offering favorable features not offered by the Bank's competitors and has marketed those products aggressively. Although the Bank's efforts to maintain and increase its volume of deposits enabled it to increase deposits in fiscal 1996, the ability of the Bank to attract and maintain those accounts will continue to be affected by market conditions.

     The following table presents the deposit activity of the Bank for the periods indicated:



                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                1996           1995          1994
                                                               -------       -------       --------
                                                                      (DOLLARS IN THOUSANDS)
Net deposits (withdrawals) ..................................  $(1,649)      $ 8,002       $(13,063)
Interest credited on deposit accounts .......................    6,774         6,807          5,255
                                                               -------       -------       --------
Total increase (decrease) in deposit accounts ...............  $ 5,125       $14,809       $ (7,808)
                                                               =======       =======       ========

     At December 31, 1996, the Bank had $7.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                  WEIGHTED
            MATURITY PERIOD                           AMOUNT    AVERAGE RATE
            ---------------                           ------    ------------
                                                      (DOLLARS IN THOUSANDS)

     Three months or less .........................   $2,283           5.06%
     Over three through six months ................    1,741           5.20
     Over six through 12 months ...................    1,956           5.29
     Over 12 months ...............................    1,838           5.67
                                                      ------
     Total ........................................   $7,818
                                                      ======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.



                                           PERIOD TO MATURITY FROM DECEMBER 31, 1999
                                           -----------------------------------------
                                                    MORE      MORE    MORE     MORE
                                            LESS    THAN      THAN    THAN     THAN
                                            THAN   ONE TO    TWO TO THREE TO  FOUR TO         AT DECEMBER 31,
                                             ONE     TWO      THREE   FOUR     FIVE       -----------------------
                                            YEAR    YEARS     YEARS   YEARS    YEARS      1996     1995     1994
                                           ------   -----     -----   -----    -----      -----    -----    -----
                                                                   (DOLLARS IN THOUSANDS)
  Certificate accounts:
   0 to 4.00% ........................    $   331  $    --   $   --   $   --    $--      $   331  $ 1,474  $23,578
   4.01 to 5.00% .....................     12,761      957      467      125     --       14,310   18,028   24,832
   5.01 to 6.00% .....................     55,429   20,776    3,547    1,077     --       80,829   44,122   20,117
   6.01 to 7.00% .....................      2,181      158      751      963     --        4,053   31,525    3,729
   7.01 to 8.00% .....................         --       --       --       --     --           --        8      139
                                          -------  -------   ------   ------    ---      -------  -------  -------
    Total ............................    $70,702  $21,891   $4,765   $2,165    $--      $99,523  $95,157  $72,395
                                          =======  =======   ======   ======    ===      =======  =======  =======

BORROWINGS

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank may borrow to maintain regulatory liquidity.

     The Bank obtains advances from the FHLB-NY on the security of its capital stock of the FHLB-NY and certain of its mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Regulations limit the amount of FHLB-NY advances to 30% of total assets without obtaining specific approval from the Board of Directors of the FHLB-NY. As of December 31, 1996, outstanding advances from the FHLB-NY amounted to $27.0 million.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended December 31, 1996 and 1995. The Bank had no FHLB borrowings at December 31, 1994.

                                                                     AT OR FOR THE YEAR        AT OR FOR THE YEAR
                                                                     ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                                     ------------------        ------------------
                                                                            1996                    1995
                                                                                (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding ..........................................   $12,417                  $2,646
 Maximum amount outstanding at any month-end
  during the period ...................................................    27,000                   6,000
 Balance outstanding at end of period .................................    27,000                   2,000
 Weighted average interest rate during the period .....................      6.52%                   6.53%

SUBSIDIARIES

     The Bank has three wholly-owned subsidiaries, Wayne Savings Financial Services Group, Inc., Wayne Savings Asset Management Corporation and 2300 Corp. Financial Services, which began operation in November 1989, markets, as a broker, financial products to the customers of the Bank and the general public. The products offered include annuities, life insurance, disability insurance, group life insurance, stock, bonds and mutual funds, financial planning, estate planning, asset management and allocation services. Richard Len, a director of the Bank and the Company, serves as Chairman of Financial Services and Asset Management. Neither Asset Management nor 2300 Corp. has conducted any activities to date.

PERSONNEL

     As of December 31, 1996, the Bank, including Financial Services, had 46 full-time and 11 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The activities of savings institutions, such as the Bank, are governed by the Home Owners' Loan Act, as amended ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Bank and its operations. Certain of the regulatory requirements applicable to the Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.0 million on a pre-tax basis and $660,000 on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of

1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for calendar year 1996 was 23 basis points and the premium paid for this period was $393,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $4.2 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 79.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 3.9% and 7.4% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the calendar year ended December 31, 1996 totalled $57,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Bank reports its income on a consolidated basis and uses the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank.

     Bad Debt Reserves. For years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into taxable income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into taxable income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will pay a tax liability of approximately $317,000.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to shareholders, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

STATE AND LOCAL TAXATION

     New Jersey Taxation. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including addition of interest income on State and municipal obligations).

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company and Bank who are not directors.


        NAME                 AGE(1)                   POSITION(S) HELD WITH THE BANK
        ----                 ------                   ------------------------------
Michael G. DeBenedette         46     Executive  Vice  President,  Chief  Operating  Officer and  Corporate
                                       Secretary since March 1988.

Timothy P. Tierney             54     Vice  President and Chief  Financial  Officer since  September  1994.
                                       Prior  to  that he was  Vice  President  and  Controller  of  Crestmont
                                       Federal Savings and Loan Association.

                                       POSITION(S) HELD WITH WAYNE SAVINGS FINANCIAL SERVICES GROUP, INC.
                                       ------------------------------------------------------------------

Gary Len                       36     President,  Chief  Operating  Officer since  October  1996.  Prior to that he was Vice President since November 1989.
--------------------

(1) As of December 31, 1996.

ITEM 2. PROPERTIES.

     The Bank conducts its business through four branch offices and one administrative office, all of which are located in Passaic County, New Jersey. The following table sets forth information relating to each of the Bank's offices and other properties as of December 31, 1996. The total net book value of the Bank's premises and equipment at December 31, 1996 was $3.2 million.


                                                                    ORIGINAL                      NET BOOK VALUE
                                                                      YEAR                        OF PROPERTY OR
                                                      LEASED         LEASED        DATE OF           LEASEHOLD
                                                        OR             OR           LEASE          IMPROVEMENTS
        LOCATION                                       OWNED        ACQUIRED     EXPIRATION      DECEMBER 31, 1996
        --------                                      -------       --------     ----------      -----------------
  ADMINISTRATIVE OFFICE:
  1195 Hamburg Turnpike
  Wayne, New Jersey ...............................   Owned            1988           --            $2,755,372

  BRANCH OFFICES:
  1501 Hamburg Turnpike
  Wayne, New Jersey ...............................   Leased           1992         2001                15,513

  1504 Route 23
  (Packanack Shopping Center)
  Wayne, New Jersey ...............................   Leased           1959         2002               133,063

  Valley Ridge Shopping Center
  Valley Road at Preakness Avenue
  Wayne, New Jersey ...............................   Leased           1971         2000               120,712

  5 Sicomac Avenue
  North Haledon, New Jersey .......................   Leased           1992         2024                22,110

  OTHER PROPERTIES:
  1255 Hamburg Turnpike
  Wayne, New Jersey ...............................   Owned            1962(1)        --               149,434

--------------------

(1) This property was acquired by the Bank to serve as the Bank's main office. The Bank began building on the property in 1962 and used that facility until 1992. The property is currently being leased to a third party.

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company nor its subsidiary are involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 25, 1997 stockholders approved the adoption of the Wayne Bancorp, Inc. Incentive Stock Based Compensation Plan. Following is the results of the voting:

                For ..............................     1,404,314
                Against ..........................       598,243
                Abstained ........................        11,975


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matter appears under "Stockholder Information" in the Registrant's 1996 Annual Report to Stockholders on page 37 and is incorporated herein by reference. On March 11, 1997, the Company had 554 registered stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

     The above captioned information appears under "Selected Financial Data" in the Registrant's 1996 Annual Report to Stockholders on page 2 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 3 through 11 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of Wayne Bancorp, Inc. and Subsidiary, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 12 through 36 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 at pages 6 through 8. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to Director and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 at pages 10 through 20, (excluding the Compensation Committee Report and the Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 at pages 3 through 4.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to Certain Relationships and Related Transactions of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997 at page 20.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders:


                                                                                                           PAGE
                                                                                                           ----
Independent Auditors' Report .............................................................................   36

Consolidated Statements of Financial Condition as of December 31, 1996 and 1995 ..........................   12

Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994 ...................   13

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996,
 1995 and 1994 ...........................................................................................   14

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 ...............   15

Notes to Consolidated Financial Statements ...............................................................   17

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

            (a) The following exhibits are filed as part of this report.

          3.1   Restated Certificate of Incorporation of Wayne Bancorp, Inc. *
          3.2   Bylaws of Wayne Bancorp, Inc. *
          4.0   Stock Certificate of Wayne Bancorp, Inc. *
          10.1 Employment Agreement between Wayne Bancorp, Inc. and Johanna O'Connell
          10.2 Employment Agreement between Wayne Savings Bank, F.S.B. and Johanna O'Connell
          10.3 Change in Control Agreement between Wayne Bancorp, Inc. and Michael G. DeBenedette
          10.4 Change in Control Agreement between Wayne Savings Bank, F.S.B. and Michael G. DeBenedette
          10.5 Change in Control Agreement between Wayne Bancorp, Inc. and Timothy P. Tierney
          10.6 Change in Control Agreement between Wayne Savings Bank, F.S.B. and Timothy P. Tierney
          10.7 Employment Agreement between Wayne Savings Financial Services Group, Inc. and Gary Len
          10.8 Change in Control Agreement between Wayne Savings Financial Services Group, Inc. and Richard Len
          10.9  Employee Severance Compensation Plan*
          10.10 Employee Stock Ownership Plan*
          10.11 Incentive Stock Plan**
          11.0  Earnings Per Share Computation
          13.0  1996 Annual Report
          21.0 Subsidiaries--See "Part I--Subsidiaries," which information is incorporated by reference
          27.0  Financial Data Schedule
          29.0  Proxy Statement for 1997 Annual Meeting

           (b)  Reports on Form 8-K

     A report on form 8-K was filed with the Securities and Exchange Commission on September 6, 1996 under commission file number 00-20691, stating in summary that Johanna O'Connell had assumed the responsibilities of President of the Company and Harold P. Cook, III assumed the responsibilities of CEO and also announced was the resignation of William Vanderberg.

-----------------

 * Incorporated herein by reference to the Exhibits to Form S-1 Registration Statement, as amended, filed on March 18, 1996 Registration Number 333-2488 and declared effective May 13, 1996.

** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Stockholders filed on December 9, 1996.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WAYNE BANCORP, INC.

                                         By  /s/ HAROLD P. COOK, III
                                             ----------------------------------
                                                    Harold P. Cook, III
                                                Chairman of The Board and CEO

Dated: March 11, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                SIGNATURE                           TITLE                                       DATE
                ---------                           -----                                       ----
    /s/    HAROLD P. COOK, III         Chairman of the Board, CEO
------------------------------------    and Director                                       March 11, 1997
          (Harold P. Cook, III)         (Principal Executive Officer)


    /s/     JOHANNA O'CONNELL          President and Director                              March 11, 1997
------------------------------------
           (Johanna O'Connell)


    /s/     WILLIAM J. LLOYD           Director                                            March 11, 1997
------------------------------------
           (William J. Lloyd)


    /s/     DAVID M. COLLINS           Director                                            March 11, 1997
------------------------------------
           (David M. Collins)


    /s/     THOMAS D. COLLINS          Director                                            March 11, 1997
------------------------------------
           (Thomas D. Collins)


    /s/ NICHOLAS S. GENTILE, JR.       Director                                            March 11,1997
------------------------------------
       (Nicholas S. Gentile, Jr.)


    /s/      RONALD HIGGINS            Director                                            March 11, 1997
------------------------------------
            (Ronald Higgins)


    /s/        RICHARD LEN             Director                                            March 11, 1997
------------------------------------
              (Richard Len)


    /s/       CHARLES LOTA             Director                                            March 11, 1997
------------------------------------
             (Charles Lota)


    /s/    TIMOTHY P. TIERNEY          V.P. and Comptroller                                March 11, 1997
------------------------------------    (Principal Financial Officer)
          (Timothy P. Tierney)

                                       23
