Form 10-Q
period 1997-03-31
WAYNE BANCORP INC /DE/
filed 1997-05-13
CIK 1011032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

    [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997


    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______________ to ______________


                        Commission file number 000-20691


                               WAYNE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            22-3424621
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                 1195 HAMBURG TURNPIKE, WAYNE, NEW JERSEY 07474
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 305-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes        No
                                           ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,156,383 shares of the Registrant's common stock outstanding as of May 9, 1997.

================================================================================

                                    FORM 10-Q

                                      Index

                                   ----------

                         PART 1 -- FINANCIAL INFORMATION

                                                                         Page(s)
Item 1. Financial Statements.                                            -------

        Consolidated Statements of Financial Condition as of
          March 31, 1997 and December 31, 1996 .........................       3

        Consolidated Statements of Income for the Three Months
          ended March 31, 1997 and 1996 ................................       4

        Consolidated Statements of Cash Flows for the Three
          Months ended March 31, 1997 and 1996 .........................       5

        Notes to Consolidated Financial Statements .....................       6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................    7-13


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ..............................................      14

Item 2. Changes in Securities ..........................................      14

Item 3. Defaults Upon Senior Securities ................................      14

Item 4. Submission of Matters to a Vote of Security Holders ............      14

Item 5. Other Information ..............................................      14

Item 6. Exhibits and Reports on Form 8-K ...............................   14-15

        Signature Page .................................................      16

ITEM 1. FINANCIAL STATEMENTS.


                                              WAYNE BANCORP, INC.

                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (Dollars in thousands)
                                                  (Unaudited)

                                                                                       March 31,  December 31,
                                                                                         1997         1996
                                                                                       --------     --------
ASSETS:

Cash and due from banks ............................................................   $    999     $  1,170
Interest-bearing deposits in other banks ...........................................      1,897          523
Federal funds sold .................................................................        250        5,250
                                                                                       --------     --------
     Total cash and cash equivalents ...............................................      3,146        6,943
Securities held to maturity, (estimated market value $2,937
  and $3,197 in 1997 and 1996, respectively) .......................................      2,983        3,229
Securities available for sale ......................................................     78,608       80,867
Loans receivable, net ..............................................................    153,026      145,425
Premises and equipment, net ........................................................      3,252        3,196
Real estate owned, net .............................................................          4          116
Federal Home Loan Bank of New York stock, at cost ..................................      1,803        1,568
Interest and dividends receivable ..................................................      1,601        1,901
Other assets .......................................................................      1,012          836
                                                                                       --------     --------
     TOTAL ASSETS ..................................................................   $245,435     $244,081
                                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits ...........................................................................   $180,902     $178,947
Federal Home Loan Bank advances ....................................................     27,000       27,000
Advance payments by borrowers for taxes and insurance ..............................        938          866
Other liabilities ..................................................................        863          357
                                                                                       --------     --------
     Total liabilities .............................................................    209,703      207,170
                                                                                       --------     --------
Stockholders' Equity:
     Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued ....       --           --
     Common stock, $0.01 par value, 8,000,000 shares authorized, 2,231,383 shares issued and 2,156,383 shares outstanding at March 31, 1997 and 2,231,383
       issued and outstanding at December 31, 1996 .................................         22           22
     Paid-in capital ...............................................................     21,075       21,004
     Retained earnings, substantially restricted ...................................     18,456       18,060
     Treasury stock at cost, 75,000 shares .........................................     (1,248)        --
     Unrealized loss on securities available for sale ..............................       (793)        (390)
     Unallocated common stock held by ESOP .........................................     (1,780)      (1,785)
                                                                                       --------     --------
     Total stockholders' equity ....................................................     35,732       36,911
                                                                                       --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................................   $245,435     $244,081
                                                                                       ========     ========


                         See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                 ---------------
                                                                  1997     1996
                                                                 ------   ------
Interest income:
       Loans .................................................   $2,894   $2,230
       Securities available for sale .........................    1,426      904
       Securities held to maturity ...........................       44       50
       Short term and other investments ......................       69      225
                                                                 ------   ------
               Total interest income .........................    4,433    3,409
                                                                 ------   ------
Interest expense:
       Deposits ..............................................    1,799    1,799
       Federal Home Loan Bank advances .......................      455       33
                                                                 ------   ------
               Total interest expense ........................    2,254    1,832
                                                                 ------   ------
       Net interest income before provision for loan losses ..    2,179    1,577
Provision for loan losses ....................................      125       35
                                                                 ------   ------
       Net interest income after provision for loan losses ...    2,054    1,542

Other income:
       Loan fees and service charges .........................       60       59
       Gain on sale of real estate owned .....................       50     --
       Other .................................................       73       71
                                                                 ------   ------
               Total other income ............................      183      130

Other expenses:
       Compensation and employee benefits ....................      614      528
       Occupancy .............................................       96       99
       Equipment .............................................       40       45
       Data processing services ..............................       70       59
       Advertising ...........................................       37       22
       Federal insurance premiums ............................        6       95
       Real estate owned operations ..........................        3       54
       Other .................................................      525      259
                                                                 ------   ------
               Total other expenses ..........................    1,391    1,161
                                                                 ------   ------

Income before income tax expense .............................      846      511
                Income tax expense ...........................      342      186
                                                                 ------   ------
Net income ...................................................   $  504   $  325
                                                                 ======   ======
Net income per share .........................................   $ 0.25      N/A
                                                                 ======   ======
Average common shares outstanding (in thousands) .............    2,025      N/A
                                                                 ======   ======


          See accompanying notes to consolidated financial statements.

                                       WAYNE BANCORP, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                            1997        1996
                                                                          -------     --------
                                                                         (Dollars in thousands)

Cash flows from operating activities:
  Net income ..........................................................   $   504     $    325
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans and real estate owned .............       125           75
      Depreciation and amortization ...................................        45           42
      Net (accretion) of discounts and amortization of premiums .......        26           37
      (Increase) in deferred loan fees ................................       (84)         (18)
      Decrease (increase) in interest and dividends receivable ........       300         (140)
      (Increase) in other assets ......................................       (50)        (318)
      Increase (decrease)in other liabilities .........................       506      (13,316)
      Gain on sale of real estate owned ...............................        50         --
                                                                          -------     --------
           Net cash provided by (used in) operating activities ........     1,422      (13,313)
                                                                          -------     --------
Cash flows from investing activities:
      Calls of securities available for sale ..........................      --          2,000
      Purchases of securities available for sale ......................       (27)      (4,181)
      Principal repayments on securities held to maturity .............       243          134
      Principal repayments on securities available for sale ...........     1,629        1,411
      Net increase in loans receivable ................................    (7,476)        (561)
      Additions to premises and equipment .............................      (101)          (7)
      Purchase of Federal Home Loan Bank stock ........................      (235)        --
                                                                          -------     --------
           Net cash used in investing activities ......................    (5,967)      (1,204)
                                                                          -------     --------
Cash flows from financing activities:
      Net (decrease) increase in deposits .............................     1,955          879
      Increase in advance payments by borrowers for taxes and insurance        72           20
      Dividends paid ..................................................      (107)        --
      ESOP shares allocated ...........................................        76         --
      Purchase of treasury stock ......................................    (1,248)        --
                                                                          -------     --------
            Net cash provided by financing activities .................       748          899
                                                                          -------     --------
            Net increase (decrease) in cash and cash equivalents ......    (3,797)     (13,618)

Cash and cash equivalents at beginning of period ......................     6,943       26,262
                                                                          -------     --------
Cash and cash equivalents at end of period ............................   $ 3,146     $ 12,644
                                                                          =======     ========
Supplemental information:
      Cash paid during the period for:
         Interest .....................................................   $ 2,255     $  1,832
                                                                          =======     ========
      Transfer of loans receivable to real estate owned ...............   $  --       $    240
                                                                          =======     ========


                  See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries, as of March 31, 1997 and December 31, 1996 and for the three month periods ended March 31, 1997 and 1996, respectively. Intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, and the notes thereto.


NOTE 2 -- ORGANIZATION OF THE HOLDING COMPANY AND
          CONVERSION TO STOCK FORM OF OWNERSHIP

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


NOTE 3 -- EARNINGS PER SHARE

The initial public offering was completed June 27, 1996. Net income for the three months ended March 31, 1997 was $504,000 or $0.25 per share, and the net income for the three months ended March 31, 1996 was $325,000. Earnings per share information for the three months ended March 31, 1996 is not meaningful since Wayne Savings Bank's mutual to stock conversion was not consummated until June 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

GENERAL

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company.

ASSETS

Total assets increased $1.4 million or 0.5% to $245.4 million at March 31, 1997 from $244.1 million at December 31, 1996 due primarily to an increase in loans receivable, net of $7.6 million from $145.4 million at December 31, 1996 to $153.0 million at March 31, 1997, which increase in assets was partially offset by a decrease in cash and cash equivalents of $3.8 million or 55.0% to $3.1 million at March 31, 1997 from $6.9 million at December 31, 1996.

The company also experienced a decrease of $2.5 million in securities held to maturity and securities available for sale, which was the result of principal repayments and prepayments as well as an increase in the unrealized loss on securities available for sale of $403,000 from $390,000 at December 31, 1996 to $793,000 at March 31, 1997. There were no sales or calls from the available for sale portfolio in the quarter ended March 31, 1997.

Loan originations during the quarter ended March 31, 1997 totalled $11.8 million (comprised of $7.1 million of residential one-to four-family mortgage loans, $2.1 million of home equity loans, $2.2 million of commercial real estate loans, $275,000 commercial business loans and $161,000 of consumer loans.) During the first quarter of 1997, principal repayments totalled $4.1 million. During the same quarter of 1996, loan originations totalled $6.4 million and principal repayments totalled $6.0 million.

REO, net declined $112,000 or 96.6% to $4,000 at March 31, 1997 from $116,000 at
December 31, 1996 due to sales.

LIABILITIES

Deposits increased by $2.0 million between December 31, 1996 and March 31, 1997 due to interest credited of $1.4 million, and an excess of deposits over withdrawals of $608,000.

STOCKHOLDERS' EQUITY

The Company's stockholders' equity decreased $1.2 million to $35.7 million at March 31, 1997 from $36.9 million at December 31, 1996. The decrease was primarily due to the purchase of 75,000 shares of treasury stock for $1.2 million, an increase in the net unrealized loss on securities available for sale of $403,000 and was also reduced by the declaration of a cash dividend of $0.05 per share or $107,000. This net decrease was offset by the net income for the quarter of $504,000.

NON PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Non performing loans at March 31, 1997 and March 31, 1996 were as follows:

                                                             1997          1996
                                                            ------        ------
                                                          (Dollars in thousands)
Loans delinquent 90 days or more and
  other nonperforming loans .........................      $2,084         $2,534
Loans delinquent 90 days or more and
  other nonperforming loans as a percentage
  of total loans outstanding ........................       1.34%          1.71%
Allowance for loan losses as a percent of
  nonperforming loans ...............................      91.84%         70.60%


The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996:

                                                             1997          1996
                                                            ------        ------
                                                          (Dollars in thousands)

Balance at beginning of period ......................      $1,789         $1,589
Provision for losses ................................         125             35
Charge-offs .........................................        --             --
Recoveries ..........................................        --             --
                                                           ------         ------
Balance at end of period ............................      $1,914         $1,624
                                                           ======         ======

ASSET/LIABILITY MANAGEMENT

Management's strategy has been to operate as a community oriented financial institution by offering a variety of financial services to meet the needs of the communities it serves while maintaining capital in excess of regulatory requirements and monitoring the sensitivity of the Bank's assets and liabilities to interest rate fluctuations. The Board of Directors has sought to accomplish these goals by: (i) attracting and maintaining low-cost savings and transaction accounts, as well as money market accounts, which management believes provide the Bank with a stable source of funds; (ii) focusing its lending on the origination of one-to four-family, owner-occupied residential mortgage loans, including home equity loans; (iii) supplementing its one- to four-family residential lending activities with commercial business, commercial real estate, multi-family, construction and consumer loans in accordance with the Bank's underwriting guidelines; (iv) purchasing short-to-intermediate term investment and mortgage-backed securities to complement the Bank's lending activities; (v) emphasizing shorter-term loans and investments and adjustable rate assets when market conditions permit; and (vi) controlling growth.

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

At March 31, 1997, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing within the same period by $24.7 million, representing a one year negative cumulative gap of 10.1%.

LIQUIDITY AND CAPITAL

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity ratio and short-term liquidity ratios were 8.6% and 1.7% for March 31, 1997 compared with 7.4% and 3.9% for December 31, 1996, respectively.

The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, borrowings and proceeds from the sale of securities available for sale. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable because they are greatly influenced by general interest rates, economic conditions, competition and regulatory changes.

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At March 31, 1997 and December 31, 1996, cash and cash equivalents totaled $3.1 million and $6.9 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at March 31, 1997, totalled $27.0 million. If needed, the Bank may borrow an additional $46.6 million from the FHLB-NY.

As of March 31, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                             Tangible Capital           Core Capital          Risk-Based Capital
                                           --------------------     --------------------     --------------------
                                            Amount   Percent(1)      Amount   Percent(1)      Amount   Percent(1)
                                           -------   ----------     -------   ----------     -------   ----------
Capital for regulatory purposes .......    $27,265      11.1%       $27,265      11.1%       $27,630      26.6%
Minimum regulatory requirement ........      3,695       1.5%         7,390       3.0%         8,312       8.0%
                                           -------      ----        -------      ----        -------      ----
Excess ................................    $23,570       9.6%       $19,875       8.1%       $19,318      18.6%
                                           =======      ====        =======      ====        =======      ====
----------
(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

RECENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented.


                                      `10

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

GENERAL. The Company reported net income of $504,000 for the three months ended March 31, 1997 compared with net income of $325,000 for the three months ended March 31, 1996. The increase in net income was primarily attributable to the increase in interest income on loans receivable, net of $664,000. In addition, the increase in the interest income on the available for sale portfolio of $522,000, principally due to the purchase of a $25.0 million Federal Home Loan Mortgage Corp. ("FHLMC"), fixed rate note ("note") and the simultaneous borrowing of an advance from the Federal Home Loan Bank of New York entered into in August of 1996. The note's term is for a period of ten years at a rate of 7.78% and is callable after three years and continuously thereafter. The FHLB advance is for a three year period at a fixed rate of 6.86%, which represents a pretax spread of 92 basis points or the difference between the rate earned of 7.78% and the cost of 6.86%.

INTEREST INCOME. Interest income increased $1.0 million, or 30.0% to $4.4 million for the three months ended March 31, 1997 from $3.4 million for the three months ended March 31, 1996. The increase was primarily the result of higher outstanding average balances on interest earning assets.

Interest income on loans receivable, net increased $664,000, or 29.8% to $2.9 million for the three months ended March 31, 1997, from $2.2 million for the comparable three month period in 1996 primarily as a result of an increase in average balance of loans of $38.8 million, partially offset by a decrease in the average yield to 7.61% for the three months ended March 31, 1997 from 7.87% for the comparable three month period in 1996. The increase in the average balance of loans between the periods was due to the increase in loan originations which were $11.8 million for the first quarter of 1997 versus $6.4 million for the comparable 1996 quarter.

Interest income on securities available for sale increased $522,000 during the first quarter of 1997 as a result of an increase in average outstanding balances of $22.1 million in the available for sale portfolio. The average balance of the available for sale portfolio for the three months ended March 31, 1997 was $80.8 million compared with $58.7 million for the comparable period in 1996. In addition, the yield on the available for sale portfolio increased 90 basis points to 7.06% for the quarter ended March 31, 1997 versus 6.16% in the prior period. The increase is due to the purchase of $25.0 million of a FHLMC fixed rate note and the simultaneous borrowing of an advance from the FHLB of NY as explained above.

Interest on short-term and other investments decreased $156,000 or 69.3% to $69,000 for the three months ended March 31, 1997 from $225,000 for the comparable three month period in 1996 primarily as a result of a decrease in average balances of $9.2 million, which was offset by a slight increase in average yield of 3 basis points. The decrease in average balances is the result of the funding of mortgage loans during the period.

INTEREST EXPENSE. Interest expense increased $422,000, or 23.0% to $2.3 million for the three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996.

Interest on FHLB advances accounted for the entire increase in interest expense increasing $422,000, to $455,000 for the three months ended March 31, 1997 from $33,000 for the comparable three month period in 1996. The increase in interest expense on advances was due to an increase in the average balance of $25.0 million as well as an increase of 24 basis points in the cost of advances to 6.84% for the three months ended March 31, 1997 from 6.60% for the three months ended March 31, 1996. Both the increase in the average balance and the increase in the cost of funds were the result of the transaction entered into in August 1996, as described above.

NET INTEREST INCOME. Net interest income before provision for loan losses increased $602,000 to $2.2 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. The increase reflects an increase in the average balances of loans receivable, net of $38.8 million for the three months ended March 31, 1997 over the comparable prior year period, as well as a $22.1 million increase in the average balances of securities available for sale for the three months ended March 31, 1997 over the comparable period in 1996. Offsetting these increases was a decrease in the average balance of short-term investments of $9.2 million at March 31, 1997 versus the same period in 1996.

PROVISION FOR LOAN LOSSES. The adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $125,000 for loan losses for the three months ended March 31, 1997 compared with $35,000 for the comparable three month period in 1996, which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

OTHER INCOME. Total other income for the three months ended March 31, 1997 was $183,000 compared with $130,000 for the comparable three month period in 1996. The increase is due to the gain recognized on sales of real estate owned during the quarter ended March 31, 1997.

OTHER EXPENSES. Other expenses increased $230,000 or 19.8% for the three months ended March 31, 1997 to $1.4 million from $1.2 million for the comparable three month period in 1996. The increase is primarily due to an increase of $86,000 in compensation and employee benefits expense, and an increase in other of $266,000. These increases were offset by a decrease in Federal insurance premiums of $91,000 and a decrease in REO operations of $51,000.

The increase in compensation and employee benefits expense primarily reflects the adoption of the Wayne Bancorp, Inc. 1996 Stock-Based Incentive Plan which was approved by stockholders at the special meeting held February 25, 1997. The increase in other expense is the result of the legal and professional fees incurred in the proxy fight with a dissident stockholder group. The decrease of $91,000 in Federal insurance premiums is the result of the reduction in insurance premiums (required by legislation) from 23 basis points to 6.4 basis points (per $100 of deposits) effective January 1, 1997. This decrease will improve earnings in future years, over time more than offsetting the special assessment of $1.0 million that was paid September 30, 1996 which represented the Bank's share of the special assessment required by legislation. Finally, the decrease in the REO operations was due to the decrease of REO properties from $116,000 at December 31, 1996 to $4,000 at March 31, 1997.

INCOME TAX EXPENSE. Income tax expense was $342,000 which represents an effective tax rate of 40.4% for the three months ended March 31, 1997 compared with income tax expense of $187,000 which represents an effective tax rate of 36.6% for the three months ended March 31, 1996. The increase in the effective tax rate for the three months ended March 31, 1997 is due to the nondeductible portion of the Employee Stock Ownership Plan (ESOP) expense in excess of the cost of the ESOP shares previously purchased.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1997 stockholders approved the election of four directors for terms of three years each or until their successors are elected. Following is the result of the voting:

                                               For          Withheld
                                            ---------       --------
         Harold P. Cook, III ............   1,995,414        11,332
         William J. Lloyd ...............   1,994,414        12,332
         Ronald Higgins .................   1,995,614        11,132
         Dennis Pollack .................   1,944,689        62,057

     On April 30, 1997 stockholders approved the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the calendar year ending December 31, 1997. Following is the result of the voting:

               For ............................   1,999,796
               Against ........................       3,050
               Abstained ......................       3,900

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits

              (3)(i) Certificate of incorporation *
                (ii) Bylaws *

              (4)    Stock certificates

              (27)   Financial Data Schedule (filed herewith)

         B. Reports on Form 8-K

              None

----------

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



                                       WAYNE BANCORP, INC.
                                          Registrant



Date:  May 13, 1997                     By:  /s/ JOHANNA O'CONNELL
                                             ----------------------------------
                                                 Johanna O'Connell,
                                                 President



Date:  May 13, 1997                     By:  /s/ TIMOTHY P. TIERNEY
                                             ----------------------------------
                                                 Timothy P. Tierney,
                                                 Vice President & Controller