Form 10-Q
period 1997-06-30
WAYNE BANCORP INC /DE/
filed 1997-08-14
CIK 1011032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended       JUNE 30, 1997
                                            ----------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ________________ to _______________

            Commission file number     000-20691
                                       ---------

                               WAYNE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     22-3009651
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 1195 HAMBURG TURNPIKE, WAYNE, NEW JERSEY 07474
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 305-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes          No
                                           ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,119,814 shares of the Registrant's common stock outstanding as of August 14, 1997.

================================================================================

                                    FORM 10-Q

                                      INDEX

                         PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements                                             Page(s)
                                                                         -------
        Consolidated Statements of Financial Condition as of
          June 30, 1997 and December 31, 1996...........................     3

        Consolidated Statements of Income for the Three Months
          and Six Months ended June 30, 1997 and 1996...................     4

        Consolidated Statements of Cash Flows for the Six
          Months ended June 30, 1997 and 1996...........................     5

        Notes to Consolidated Financial Statements......................     6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................   7-16

                       PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...............................................     17

Item 2. Changes in Securities...........................................     17

Item 3. Defaults Upon Senior Securities.................................     17

Item 4. Submission of Matters to a Vote of Security Holders.............     17

Item 5. Other Information...............................................     17

Item 6. Exhibits and Reports on Form 8-K................................     17

        Signature Page..................................................     19


Item 1. Financial Statements

                                                    WAYNE BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                   (Dollars in thousands)



                                                                                 June 30,               December 31,
                                                                                  1997                     1996
                                                                                ----------              ------------
                                                                               (Unaudited)
ASSETS:

Cash and due from banks                                                          $  1,864               $  1,170
Interest-bearing deposits in other banks                                              868                    523
Federal funds sold                                                                     --                  5,250
                                                                                 --------               --------
     Total cash and cash equivalents                                                2,732                  6,943
Securities held to maturity, (estimated market value $2,931
  and $3,197 in 1997 and 1996, respectively)                                        2,969                  3,229
Securities available for sale                                                      77,032                 80,867
Loans receivable, net                                                             170,270                145,425
Premises and equipment, net                                                         3,228                  3,196
Real estate owned, net                                                                  4                    116
Federal Home Loan Bank of  New York stock, at cost                                  2,026                  1,568
Interest and dividends receivable                                                   2,032                  1,901
Other assets                                                                          734                    836
                                                                                 --------               --------
     Total assets                                                                $261,027               $244,081
                                                                                 ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                                                         $184,960               $178,947
Federal Home Loan Bank advances                                                    39,805                 27,000
Advance payments by borrowers for taxes and insurance                                 983                    866
Other liabilities                                                                     422                    357
                                                                                 --------               --------
     Total liabilities                                                            226,170                207,170
                                                                                 --------               --------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued
  Common stock, $0.01 par value, 8,000,000 shares                                      --                     --
    authorized, 2,231,383 shares issued and 2,119,814
    shares outstanding at June 30, 1997 and 2,231,383 issued and
    outstanding at December 31, 1996                                                   22                     22
  Paid-in capital                                                                  21,066                 21,004
  Retained earnings, substantially restricted                                      18,883                 18,060
  Treasury stock at cost, 111,569 shares                                           (1,851)                   --
  Unallocated common stock held by ESOP                                            (1,695)                (1,785)
  Unallocated common stock held by MRP                                             (1,361)                   --
  Unrealized loss on securities available for sale, net of tax                       (207)                  (390)
                                                                                 --------               --------
     Total stockholders' equity                                                    34,857                 36,911
                                                                                 --------               --------
     Total liabilities and stockholders' equity                                  $261,027               $244,081
                                                                                 ========               ========



See accompanying notes to consolidated financial statements.

                                               WAYNE BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                             (Dollars in thousands)
                                                 (Unaudited)


                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                 --------------------  ---------------------
                                                                   1997        1996      1997        1996
                                                                 --------    --------  --------    ---------
Interest income:
  Loans                                                           $3,158      $2,347    $6,052       $4,577
  Securities available for sale                                    1,377         943     2,803        1,847
  Securities held to maturity                                         46          57        90          107
  Short term and other investments                                    38         110       107          335
                                                                  ------      ------    ------       ------
          Total interest income                                    4,619       3,457     9,052        6,866
                                                                   -----       -----     -----        -----

Interest expense:
  Deposits                                                         1,855       1,768     3,654        3,567
  Federal Home Loan Bank advances                                    547          32     1,002           65
                                                                  ------      ------    ------       ------
          Total interest expense                                   2,402       1,800     4,656        3,632
                                                                  ------      ------    ------       ------

  Net interest income before provision for loan losses             2,217       1,657     4,396        3,234
Provision for loan losses                                             75          50       200           85
                                                                  ------      ------    ------       ------
  Net interest income after provision for loan losses              2,142       1,607     4,196        3,149

Other income:
  Loan fees and service charges                                       61          51       121          110
  Gain on sale of real estate owned                                   --          --        50           --
  Other                                                               84          90       157          161
                                                                  ------      ------    ------       ------
          Total other income                                         145         141       328          271

Other expenses:
  Compensation and employee benefits                                 646         526     1,260        1,054
  Occupancy                                                          123          93       219          192
  Equipment                                                           46          47        86           92
  Data processing services                                            63          57       133          116
  Advertising                                                         51          69        88           91
  Federal insurance premiums                                          29         101        35          196
  Real estate owned expense, net                                       2          41         5           95
  Other                                                              509         326     1,034          585
                                                                  ------      ------    ------       ------
          Total other expenses                                     1,469       1,260     2,860        2,421
                                                                  ------      ------    ------       ------
Income before income tax expense                                     818         488     1,664          999
   Income tax expense                                                293         168       635          354
                                                                  ------      ------    ------       ------
Net income                                                        $  525      $  320    $1,029       $  645
                                                                  ======      ======    ======       ======

Net income per share                                              $ 0.27         N/A    $ 0.52          N/A
                                                                  ======      ======    ======       ======
Average common shares outstanding (in thousands)                   1,969         N/A     1,997          N/A
                                                                  ======      ======    ======       ======




See accompanying notes to consolidated financial statements.

                                               WAYNE BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                           1997           1996
                                                                                         -------         ------
                                                                                        (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                            $ 1,029       $    645
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses on loans and real estate owned                                    200            150
     Depreciation and amortization                                                           93             83
     Net (accretion) of discounts and amortization of premiums                               24             77
     Decrease in deferred loan fees                                                          28             30
     Gain on sale of real estate owned                                                      (50)            --
     (Increase) in interest and dividends receivable                                       (131)           (48)
     Decrease (Increase) in other assets                                                     (1)            80
     Increase (decrease)in other liabilities                                                 65        (13,313)
                                                                                        -------       --------
          Net cash provided by (used in) operating activities                             1,257        (12,296)
                                                                                        -------       --------
Cash flows from investing activities:
  Calls of securities available for sale                                                    500          2,000
  Purchases of securities available for sale                                                (55)        (4,500)
  Principal repayments on securities held to maturity                                       257            218
  Principal repayments on securities available for sale                                   3,637          4,308
  Net increase in loans receivable                                                      (24,893)       (15,829)
  Additions to premises and equipment                                                      (125)           (28)
  Purchase of Federal Home Loan Bank stock                                                 (458)            --
                                                                                        -------       --------
       Net cash (used in) investing activities                                          (21,137)       (13,831)
                                                                                        -------       --------
Cash flows from financing activities:
  Net (decrease) increase in deposits                                                     6,013         (2,385)
  Federal Home Loan Bank advances acquired, net                                          12,805             --
  Increase in advance payments by borrowers for taxes and insurance                         117             38
  Dividends paid                                                                           (206)            --
  ESOP shares allocated                                                                     152             --
  MRP shares                                                                             (1,361)            --
  Purchase of treasury stock                                                             (1,851)            --
  Proceeds from issuance of common stock, net of ESOP loan                                   --         19,241
                                                                                        -------       --------
        Net cash provided by financing activities                                        15,669         16,894
                                                                                         ------       --------
        Net (decrease) in cash and cash equivalents                                      (4,211)        (9,233)
                                                                                        -------       --------

Cash and cash equivalents at beginning of period                                          6,943         26,262
                                                                                        -------       --------
Cash and cash equivalents at end of period                                              $ 2,732        $17,029
                                                                                        =======        =======

Supplemental information:
  Cash paid during the period for:
    Interest                                                                            $ 3,566       $  3,566
                                                                                        =======       ========
    Income taxes                                                                        $   637       $    400
                                                                                        =======       ========
  Transfer of loans receivable to real estate owned                                     $    --       $    143
                                                                                        =======       ========



See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note 1 -  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries, as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, and the notes thereto.

Note 2 - Organization of the Holding Company and conversion to stock form of ownership

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

Note 3 - Earnings per share

The initial public offering was completed June 27, 1996. Net income for the six months ended June 30, 1997 was $1.0 million or $0.52 per share, and the net income for the six months ended June 30, 1996 was $645,000. Net income for the three months ended June 30, 1997 was $525,000 or $0.27 per share, and net income for the three months ended June 30, 1996 was $320,000. Earnings per share information for the six months and three months ended June 30, 1996 is not meaningful since Wayne Savings Bank's mutual to stock conversion was not consummated until June 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition

General

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company.

Assets

Total assets increased $16.9 million or 6.9% to $261.0 million at June 30, 1997 from $244.1 million at December 31, 1996 due primarily to an increase in loans receivable, net of $24.8 million from $145.4 million at December 31, 1996 to $170.3 million at June 30, 1997.

Loan originations during the quarter ended June 30, 1997 totalled $22.6 million and purchased residential loans totalled $2.2 million (comprised of $16.3 million of residential one-to four-family mortgage loans, $3.7 million of home equity loans, $1.1 million of commercial construction loans, $654,000 of residential construction loans, $2.3 million of commercial real estate loans, $754,000 commercial business loans and $9,000 of consumer loans.) During the second quarter of 1997, principal repayments totalled $7.5 million. During the same quarter of 1996, loan originations totalled $23.1 million and principal repayments totalled $7.7 million.

The decline of $4.1 million in securities held to maturity and securities available for sale is primarily due to principal repayments and prepayments offset by a decrease in the unrealized loss on securities available for sale of $183,000 from $390,000 at December 31, 1996 to $207,000 at June 30, 1997.

REO, net decreased $112,000 or 96.6% to $4,000 at June 30, 1997 from $116,000 at
December 31, 1996 due to the sale of properties.

Federal Home Loan Bank of New York ("FHLB-NY") stock, at cost increased $458,000 to $2.0 million at June 30, 1997 from $1.6 million at December 31, 1996 which was primarily the result of the requirement that the Bank purchase stock in the FHLB of NY due to the increased borrowings by the Bank from the FHLB-NY.

Liabilities

Deposits increased $6.0 million between December 31, 1996 and June 30, 1997 due to an excess of deposits over withdrawals of $2.9 million as well as interest credited of $3.1 million.

Federal Home Loan Bank advances increased $12.8 million from $27.0 million at December 31, 1996 to $39.8 million at June 30, 1997 due to the funding required for the loan originations described above.

Stockholders' equity

The Company's total stockholders' equity decreased $2.1 million to $34.9 million at June 30, 1997 from $36.9 million at December 31, 1996. The decrease is primarily due to the purchase of shares of common stock for the 1996 Stock-Based Incentive Plan, ("Plan"), which were placed in the trust established for the Plan in the amount of $1.4 million as well as the purchase of 111,569 shares of Treasury Stock in the amount of $1.9 million. In addition, total stockholders' equity was reduced by the declaration of two quarterly cash dividends of $0.05 per share each or $206,000. This decrease was also the result of a decrease in the net unrealized loss on securities, available for sale of $183,000, offset by the net income for the six months ended June 30, 1997 of $1.0 million.

Non performing loans and allowance for loan losses

Non performing loans at June 30, 1997 and December 31, 1996 were as follows:


                                                                          1997                   1996
                                                                       ---------                -------
                                                                             (Dollars in thousands)
Loans  delinquent 90 days or more and other non-performing
  loans                                                                  $2,378                  $2,076
Loans delinquent 90 days or more and other non-performing
  loans as a percentage of total loans outstanding                         1.38%                   1.41%



The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1997 and the year ended December 31, 1996:


                                                                          1997                   1996
                                                                       ---------                -------
                                                                             (Dollars in thousands)
Balance at beginning of period                                           $1,789                  $1,589
Provision for losses                                                        200                     200
                                                                         ------                  ------
Balance at end of period                                                 $1,989                  $1,789
                                                                         ======                  ======

Asset/liability management

Management's strategy has been to operate the Bank as a community oriented financial institution by offering a variety of financial services to meet the needs of the communities it serves while maintaining capital in excess of regulatory requirements and monitoring the sensitivity of the Bank's assets and liabilities to interest rate fluctuations. The Board of Directors has sought to accomplish these goals by: (i) attracting and maintaining low-cost savings and transaction accounts, as well as money market accounts, which management believes provide the Bank with a stable source of funds; (ii) focusing its lending on the origination of one-to four-family, owner-occupied residential mortgage loans, including home equity loans; (iii) supplementing its one- to four-family residential lending activities with commercial business, commercial real estate, multi-family, construction and consumer loans in accordance with the Bank's underwriting guidelines; (iv) purchasing short-to-intermediate term investment and mortgage-backed securities to complement the Bank's lending activities; (v) emphasizing shorter-term loans and investments and adjustable rate assets when market conditions permit; and (vi) controlling growth.

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

At June 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same period by $37.7 million, representing a one year negative cumulative gap of 14.4%.

Liquidity and capital

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity ratio and short-term liquidity ratio were 11.7% and 1.6% for June 30, 1997 compared with 7.4% and 3.9% for December 31, 1996, respectively.

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

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1997 and December 31, 1996, cash and cash equivalents totaled $2.7 million and $6.9 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at June 30, 1997, totalled $39.8 million. If needed, the Bank may borrow an additional $38.5 million from the FHLB-NY.

As of June 30, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:


                                       Tangible Capital               Core Capital             Risk-Based Capital
                                    ------------------------    -----------------------    --------------------------
                                     Amount       Percent(1)      Amount      Percent(1)     Amount        Percent(1)
                                    --------      ----------    ---------     ---------    ----------      ----------
Capital for regulatory
  purposes                          $26,500         10.1%       $26,500         10.1%       $27,894           23.3%
Minimum regulatory
  requirement                         3,923          1.5%         7,846          3.0%         9,575            8.0%
                                    -------         -----       -------         -----       -------           ----
Excess                              $22,577          8.6%       $18,654          7.1%       $18,319           15.3%
                                    =======         =====       =======         =====       =======           =====

-----------

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

Recent accounting pronouncements

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities
with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented. Management does not expect the adoption of SFAS 128 to have a significant effect on the company's earnings per share calculation.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (SFAS 130) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earrings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS 131 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 is effective for fiscal years beginning after December 15, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997
 AND 1996

General The Company reported net income of $525,000, or $0.27 per share, for the three months ended June 30, 1997 compared with net income of $320,000 for the three months ended June 30, 1996. The $205,000 increase was primarily attributable to an increase of $1.2 million in total interest income offset by an increase in total interest expense of $602,000. Also offsetting this increase in total interest income was an increase of $25,000 in the provision for loan losses and an increase in total other expenses of $209,000.

Interest income Interest income increased $1.2 million or 33.6% to $4.6 million for the three months ended June 30, 1997 from $3.5 million for the three months ended June 30, 1996. This increase was primarily the result of higher outstanding average balances as well as higher average yields on earning assets.

Interest income on loans increased $811,000, or 34.6% to $3.2 million for the three months ended June 30, 1997, from $2.3 million for the comparable three month period in 1996 primarily as a result of an increase in average balances of loans of $42.7 million, partially offset by a slight decrease in the average yield on loans of 2 basis points. The average yield on loans decreased to 7.63% for the three months ended June 30, 1997 from 7.65% for the comparable three month period in 1996. The increase in average balances of loans between the periods was due to the high volume of loan originations during the second quarter of 1997.

Interest income on securities available for sale increased $434,000 during the second quarter of 1997 as a result of an increase in average outstanding balances of $21.6 million in the available for sale portfolio. The average balance of the available for sale portfolio for the three months ended June 30, 1997 was $78.1 million compared with $56.5 million for the comparable period in 1996. In addition, the yield on the available for sale portfolio increased 38 basis points to 7.05% for the quarter ended June 30, 1997 from 6.67% for the comparable period in 1996. The increase in the average balance is principally due to the purchase of a $25.0 million Federal Home Loan Mortgage Corp. ("FHLMC") fixed rate note ("note") funded by an advance from the Federal Home Loan Bank of New York entered into in August of 1996. The note's term is for a period of ten years at a rate of 7.78% and is callable after three years and continuously thereafter. The FHLB advance is for a three year period at a fixed rate of 6.86%.

Interest on short-term and other investments decreased $72,000 or 65.5% to $38,000 for the three months ended June 30, 1997 from $110,000 for the comparable three month period in 1996 primarily as a result of a decrease in average balances of $6.8 million, which was offset by an increase in average yield of 57 basis points. The decrease in average balances is the result of the funding of mortgage loans during the period.

Interest expense Interest expense increased $602,000, or 33.4% to $2.4 million for the three months ended June 30, 1997 from $1.8 million for the three months ended June 30, 1996. Interest on deposits increased by $87,000, or 4.9% to $1.9 million for the three months ended June 30, 1997 from $1.8 million for the comparable three month period in 1996. The increase in interest expense on deposits was primarily due to an increase of $9.9 million in average deposits.

Interest on FHLB-NY advances increased $515,000, to $547,000 for the three months ended June 30, 1997 from $32,000 for the comparable three month period in 1996. The increase in interest expense on advances was due primarily to an increase in average balances of $33.2 million from December 31, 1996 to June 30, 1997 offset by a decline in the average rate paid of 9 basis points. The average rate paid on the advances declined to 6.31% for the three months ended June 30, 1977 from 6.40% for the three months ended June 30, 1996.

Net interest income Net interest income before provision for loan losses increased $560,000 to $2.2 million for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996. The increase reflects an increase in the average balances of loans receivable, net of $42.7 million for the three months ended June 30, 1997 over the comparable prior year period, as well as an increase in the average balances of securities available for sale of $21.6 million over the comparable prior year period.

Provision for loan losses The adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $75,000 for loan losses for the three months ended June 30, 1997 compared with $50,000 for the comparable three month period in 1996 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the three months ended June 30, 1997 was $145,000 compared with $141,000 for the comparable three month period in 1996. The increase is primarily due to fee income on checking accounts.

Other expenses Other expenses increased $209,000 or 16.6% for the three months ended June 30, 1997 to $1.5 million from $1.3 million for the comparable three month period in 1996. The increase is primarily due to a increase of $120,000 in compensation and employee benefits expense, a decrease of $72,000 in Federal insurance premiums, a decrease of $39,000 in REO operations, net and an increase of $183,000 in other expenses.

The increase in compensation and employee benefits expense primarily reflects the adoption of the Wayne Bancorp, Inc. 1996 Stock-Based Incentive Plan which was approved by stockholders at the special meeting held February 25, 1997. The increase in other expense is the result of the legal and professional fees incurred in converting to a public company as well as the expenses related to the proxy fight with a dissident stockholder group. The decrease of $72,000 in Federal insurance premiums is the result of the reduction in insurance premiums (required by legislation) from 23 basis points to 6.4 basis points (per $100 of deposits) effective January 1, 1997. This decrease will improve earnings in future years, over time more than offsetting the special assessment of $1.0 million that was paid September 30, 1996 which represented the Bank's share of the special assessment required by legislation. Finally, the decrease in the REO operations was due to the decrease of REO properties from $116,000 at December 31, 1996 to $4,000 at June 30, 1997.

Income tax expense Income tax expense was $293,000 which represents an effective tax rate of 35.8% for the three months ended June 30, 1997 compared with income tax expense of $168,000 which represents an effective tax rate of 34.4% for the three months ended June 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

General The Company reported net income of $1.0 million, or $0.52 per share, for the six months ended June 30, 1997 compared with net income of $645,000 for the six months ended June 30, 1996. The $384,000 increase was primarily attributable to an increase of $2.2 million of total interest income offset by a an increase in total interest expense of $1.0 million. Also offsetting this increase in total interest income was an increase of $115,000 in the provision for loan losses as well as an increase in total other expenses of $439,000.

Interest income Interest income increased $2.2 million or 31.8% to $9.1 million for the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996. The increase was primarily the result of an increase in interest income on loans and securities available for sale.

Interest income on loans increased $1.5 million, or 32.2% to $6.1 million for the six months ended June 30, 1997, from $4.6 million for the comparable six month period in 1996 primarily as a result of an increase in the average balance outstanding of $41.5 million offset by a decline of 19 basis points in the average rate earned on loans.

Interest income on securities available for sale increased $1.0 million to $2.8 million for the six months ended June 30, 1997 from $1.8 million for the comparable six month period in 1996 primarily due to an increase in average balances of $21.9 million together with an increase in the average yield of 63 basis points.

Interest income on short-term and other investments decreased $228,000 to $107,000 for the six months ended June 30, 1997 from $335,000 for the comparable six month period in 1996 primarily as a result of a decrease in average outstanding balances of $8.0 million. The decrease in the average balance was due primarily to the funding of the Bank's loan portfolio.

Interest expense Interest expense increased $1.0 million, or 28.2% to $4.7 million for the six months ended June 30, 1997 from $3.6 million for the six months ended June 30, 1996. Interest on deposits increased $87,000, or 2.4% to $3.7 million for the six months ended June 30, 1997 from $3.6 million for the comparable six month period in 1996. The increase in interest on deposits was primarily due to the increase of $7.9 million in average balances offset by a slight decline of 5 basis points in the average cost of deposits.

Interest on FHLB-NY advances increased $937,000, to $1.0 million for the six months ended June 30, 1997 from $65,000 for the comparable six month period in 1996. FHLB-NY advances on an average basis increased $28.3 million between the periods and the average rate paid increased 17 basis points to 6.67% for the six months ended June 30, 1997 from 6.50% for the six months ended June 30, 1996.

Net interest income Net interest income before provision for loan losses increased $1.2 million to $4.4 million for the six months ended June 30, 1997 from $3.2 million for the six months ended June 30, 1996.

Provision for loan losses The adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $200,000 for loan losses for the six months ended June 30, 1997 compared with $85,000 for the comparable six month period in 1996 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the six months ended June 30, 1997 was $328,000 compared with $271,000 for the comparable six month period in 1996. The increase of $57,000 in the six months ended June 30, 1997 was primarily attributable to the gain on sale of REO of $50,000 that was recognized during the period.

Other expenses Other expenses increased $439,000 or 18.1% for the six months ended June 30, 1997 to $2.9 million from $2.4 million for the comparable six month period in 1996. The increase was primarily due to an increase of $206,000 in compensation and employee benefits expense, a decrease of $161,000 in Federal insurance premiums, a decrease of $90,000 in REO operations, and an increase of $449,000 in other expenses.

The increase in compensation and employee benefits expense primarily reflects the adoption of the Wayne Bancorp, Inc. 1996 Stock-Based Incentive Plan which was approved by stockholders at the special meeting held February 25, 1997. The increase in other expense is the result of the legal and professional fees incurred in the proxy fight with a dissident stockholder group. The decrease of $161,000 in Federal insurance premiums is the result of the reduction in insurance premiums as explained above in the comparison of operating results for the Three Months Ended June 30, 1997 and 1996. Finally, the decrease in the REO operations, net was due to the decrease of REO properties from $116,000 at December 31, 1996 to $4,000 at June 30, 1997.

Income tax expense Income tax expense was $635,000 which represents an effective tax rate of 38.2% for the six months ended June 30, 1997 compared with income tax expense of $354,000 which represents an effective tax rate of 35.4% for the six months ended June 30, 1996.

Legislative initiatives

Thrift Rechartering Legislation. The Deposit Insurance Funds Act of 1996 provides that the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") will merge on January 1, 1999 if there are no more saving associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the Office of Thrift Supervision ("OTS") have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Controller of the Currency, the agency that regulates national banks. The Bank in unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 30, 1997 stockholders approved the election of four directors for terms of three years each or until their successors are elected. Following is the result of the voting:

                                           For                    Withheld
                                           ---                    --------
         Harold P. Cook, III            1,995,414                 11,332
         William J. Lloyd               1,994,414                 12,332
         Ronald Higgins                 1,995,614                 11,132
         Dennis Pollack                 1,944,689                 62,057

     On April 30, 1997 stockholders approved the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the calendar year ending December 31, 1997. Following is the result of the voting:

                           For                  1,999,796
                           Against                  3,050
                           Abstained                3,900

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits
               (3)(I) Certificate of incorporation *

                   (ii) Bylaws *
               (4)     Stock certificates
               (27)   Financial Data Schedule (filed herewith)
         B. Reports on Form 8-K
               None
         --------------------

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


                                              WAYNE BANCORP, INC.
                                                  Registrant


Date: August 14, 1997                           By: /s/ JOHANNA O'CONNELL
                                                    ---------------------------
                                                    Johanna O'Connell,
                                                    President



Date: August 14, 1997                           By: /s/ TIMOTHY P. TIERNEY
                                                    ----------------------------
                                                    Timothy P. Tierney,
                                                    Vice President & Controller