Form 10-Q
period 1997-09-30
WAYNE BANCORP INC /DE/
filed 1997-11-13
CIK 1011032

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

          For the quarterly period ended      September 30, 1997
                                         ---------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ________________ to _______________

          Commission file number    000-20691
                                 ---------------

                               WAYNE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    22-3424621
------------------------------           ---------------------------------------
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


                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No
                                           ---      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 2,013,823 shares of the Registrant's common stock outstanding as of November 12, 1997.

================================================================================

                                    FORM 10-Q
                                      INDEX

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.                                           Page(s)
                                                                         -------
         Consolidated Statements of Financial Condition as of
         September 30, 1997 and December 31, 1996......................     3

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 1997 and 1996.............     4

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1997 and 1996......................     5

         Notes to Consolidated Financial Statements....................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  7-16


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    17

Item 2.  Changes in Securities.........................................    17

Item 3.  Defaults Upon Senior Securities...............................    17

Item 4.  Submission of Matters to a Vote of Security Holders...........    17

Item 5.  Other Information.............................................    17

Item 6.  Exhibits and Reports on Form 8-K..............................    17

         Signature Page................................................    18

ITEM 1.  FINANCIAL STATEMENTS.


                               WAYNE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                             1997                1996
                                                                                         -------------       ------------
                                                                                          (UNAUDITED)

ASSETS:

Cash and due from banks                                                                     $  4,077           $  6,943
Securities held to maturity, (estimated market value $3,324
and $3,769 in 1996 and 1995, respectively)                                                     2,955              3,229
Securities available for sale                                                                 76,292             80,867
Loans receivable, net                                                                        176,291            145,425
Premises and equipment, net                                                                    3,342              3,196
Real estate owned, net                                                                           --                 116
Federal Home Loan Bank of New York stock, at cost                                              2,150              1,568
Interest and dividends receivable                                                              1,751              1,901
Other assets                                                                                     427                836
                                                                                            --------           --------
     Total assets                                                                           $267,285           $244,081
                                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                                                                    $190,693           $178,947
Federal Home Loan Bank advances                                                               41,725             27,000
Advance payments by borrowers for taxes and insurance                                            945                866
Other liabilities                                                                                709                357
                                                                                            --------           --------
     Total liabilities                                                                       234,072            207,170
                                                                                            --------           --------

Stockholders' Equity:
     Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued                  --                 --
     Common stock, $0.01 par value, 8,000,000 shares authorized, 2,013,823 issued and outstanding as of September 30, 1997 and 2,231,383 shares issued and
     outstanding as of December 31, 1996                                                          22                 22
     Paid-in capital                                                                          21,108             21,004
     Retained earnings, substantially restricted                                              19,257             18,060
     Treasury at cost, 217,560 shares                                                        (4,417)                --
     Unallocated common stock held by ESOP                                                   (1,649)             (1,785)
     Unallocated common stock held by MRP                                                    (1,300)                --
     Unrealized loss on securities available for sale, net of tax                                192               (390)
                                                                                            --------           --------
     Total stockholders' equity                                                               33,213             36,911
                                                                                            --------           --------
     Total liabilities and stockholders' equity                                             $267,285           $244,081
                                                                                            ========           ========



See accompanying notes to consolidated financial statements.


                               WAYNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                                ---------------------  ---------------------
                                                                  1997         1996      1997         1996
                                                                ---------    --------  --------    ---------
Interest income:
       Loans                                                      $3,394     $ 2,592   $ 9,446      $ 7,169
       Securities held to maturity                                    45          48       135          155
       Securities available for sale                               1,369       1,208     4,172        3,055
       Short term and other investments                               42         232       149          567
                                                                  ------     -------   -------      -------
               Total interest income                               4,850       4,080    13,902       10,946
                                                                  ------     -------   -------      -------
Interest expense:
       Deposits                                                    1,944       1,776     5,598        5,343
       Federal Home Loan Bank advances                               662         281     1,664          346
                                                                  ------     -------   -------      -------
               Total interest expense                              2,606       2,057     7,262        5,689
                                                                  ------     -------   -------      -------

       Net interest income before provision for loan losses        2,244       2,023     6,640        5,257
Provision for loan losses                                            125          50       325          135
                                                                  ------     -------   -------      -------
       Net interest income after provision for loan losses         2,119       1,973     6,315        5,122

Other income:
       Loan fees and service charges                                  66          57       187          167
       Gain on sale of real estate owned                              50         --       100           --
       Other                                                          79         114       236          275
                                                                  ------     -------   -------      -------
               Total other income                                    195         171       523          442
Other expenses:
       Compensation and employee benefits                            694       1,319     1,954        2,373
       Occupancy, net                                                111          87       330          279
       Equipment                                                      58          47       144          139
       Data processing services                                       66          59       199          175
       Advertising                                                    96          46       184          137
       Federal insurance premiums                                     28          99        63          295
       SAIF Recapitalization assessment                              --        1,031       --         1,031
       Real estate owned expense, net                                  1          30         6          125
       Other                                                         489         376     1,523          961
                                                                  ------     -------   -------      -------
               Total other expenses                                1,543       3,094     4,403        5,515
                                                                  ------     -------   -------      -------

Income (loss) before income tax expense (benefit)                    771        (950)    2,435           49
                Income (loss) tax expense (benefit)                  288        (336)      923           18
                                                                  ------     -------   -------      -------
Net income (loss)                                                 $  483     $  (614)   $1,512          $31
                                                                  ======     =======    ======      =======

Net income (loss) per share                                       $ 0.25     $ (0.30)   $ 0.77          N/A
                                                                  ======     =======    ======      =======
Average common shares outstanding (in thousands)                   1,920       2,231     1,971          N/A
                                                                  ======     =======    ======      =======


See accompanying notes to consolidated financial statements.


                               WAYNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           1997           1996
                                                                                       -------------   ------------
                                                                                         (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
   Net income                                                                           $    1,512       $     31
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses on loans and real estate owned                                     325            225
       Depreciation and amortization                                                           150            125
       Net (accretion) of discounts and amortization of premiums                                45            106
       (Increase) in deferred loan fees                                                         16             71
       Decrease (increase) in interest and dividends receivable                                150           (466)
       Decrease (Increase) in other assets                                                      82           (160)
       Increase (decrease)in other liabilities                                                 352        (12,068)
       (Loss) on sale of other real estate owned                                              (100)           --
                                                                                          --------       --------
            Net cash provided by (used in) operating activities                              2,532       (12,136)
                                                                                          --------       --------
Cash flows from investing activities:
        Calls of securities available for sale                                                 500          2,000
        Purchases of securities available for sale                                            (688)       (29,456)
        Principal repayments on securities held to maturity                                    271            438
        Principal repayments on securities available for sale                                5,594          6,368
        Net increase in loans receivable                                                   (30,955)       (23,420)
        Additions to premises and equipment                                                   (296)           (37)
        Purchase of Federal Home Loan Bank stock                                              (582)          --
                                                                                          --------       --------
             Net cash used in investing activities                                         (26,156)       (44,107)
                                                                                          --------       --------
Cash flows from financing activities:
       Net (decrease) increase in deposits                                                  11,746          (205)
       Federal Home Loan Bank advances acquired                                             14,725         25,000
       Increase in advance payments by borrowers for taxes and insurance                        79            261
       Dividends paid                                                                         (315)           --
       Employee Stock Ownership Plan shares allocated                                          240            --
       Management Recognition Plan shares purchased                                         (1,300)           --
       Purchase of treasury stock                                                           (4,417)           --
       Proceeds from issuance of common stock, net of ESOP loan                                --          19,241
                                                                                          --------       --------
             Net cash provided by financing activities                                      20,758         44,297
                                                                                          --------       --------
             Net (decrease) in cash and cash equivalents                                    (2,866)       (11,946)
                                                                                          --------       --------
Cash and cash equivalents at beginning of period                                             6,943         26,262
                                                                                          --------       --------
Cash and cash equivalents at end of period                                                $  4,077       $ 14,316
                                                                                          ========       ========
Supplemental information:
          Cash paid during the period for:

             Interest                                                                     $  7,238       $ 5,548
                                                                                          ========       =======
             Income taxes                                                                 $    862       $   502
                                                                                          ========       =======
          Transfer of loans receivable to real estate owned                               $    --        $   143
                                                                                          ========       =======



See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note 1 -  Basis of Presentation
          ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiary, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries, as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolid ated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996, and the notes thereto.

Note 2 - Organization of the Holding Company and conversion
         to stock form of ownership
         --------------------------------------------------

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

Note 3 - Earnings per share
         ------------------

The initial public offering was completed June 27, 1996. Net income for the nine months ended September 30, 1997 was $1.5 million or $0.77 per share compared with $31,000 for the same period in 1996. Earnings per share information for the nine month period ended September 30, 1996 is not meaningful since Wayne Savings Bank's mutual to stock conversion was not consummated until June 27, 1996. Net income for the quarter ended September 30, 1997 was $483,000 or $0.25 per share compared with a net loss of ($614,000) or ($0.30) per share for the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition
-------------------

General
-------

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company. In July 1997 the Bank opened a new branch office in Fairfield, N. J. and deposits at September 30, 1997 were in excess of $5.0 million. Management is optimistic of continued growth and, as planned, continues to aggressively promote deposit growth through advertising and customer contact however, there can be no assurance that continued growth will occur or that it will occur at any particular date. In conjunction with our plan of continued growth, the Bank received regulatory approval to open a branch office in Bergen County at 356 Franklin Avenue, Wyckoff, N. J. It is anticipated that the branch will open in 1998.

Assets
------

Total assets increased by $23.2 million or 9.5% to $267.3 million at September 30, 1997 from $244.1 million at December 31, 1996. Cash and due from banks decreased $2.9 million or 41.3% to $4.1 million at September 30, 1997 from $6.9 million at December 31, 1996.

The decrease of $4.8 million in securities held to maturity and securities available for sale is due to the principal repayments and prepayments that are being used to fund the increase in the loan portfolio. This decrease was offset by an increase in the gross unrealized gain, net of taxes on securities available for sale of $300,000 at September 30, 1997 from a gross unrealized loss, net of taxes of $610,000 at December 31, 1996.

Loans receivable, net increased $30.9 million or 21.2% to $176.3 million at September 30, 1997 from $145.4 million at December 31, 1996. Loan originations during the quarter ended September 30, 1997 totalled $12.4 million (comprised of $4.8 million of residential one-to four-family mortgage loans, $2.5 million of home equity loans, $607,000 of commercial construction loans, $638,000 of residential construction loans, $1.9 million of commercial real estate loans, $1.9 million of commercial business loans and $133,000 of other loans.). During the third quarter of 1997, loan principal repayments and prepayments totalled $6.5 million. During the third quarter of 1996, loan originations totalled $13.6 million and principal repayments and prepayments totalled $5.8 million.

REO, net decreased by $116,000 and there are no real estate owned properties as of September 30, 1997.

Other assets decreased by $409,000 to $427,000 at September 30, 1997 from $836,000 at December 31, 1996 which was primarily the result of the deferred tax benefit of $219,000 related to the net unrealized loss on securities available for sale at December 31, 1996 and the deferred tax liability of $108,000 related to the net unrealized gain on securities available for sale at September 30, 1997.

Liabilities
-----------

Deposits increased $11.7 million to $190.7 million as of September 30, 1997 from $178.9 million as of December 31, 1996 due to an excess of deposits over withdrawals of $6.7 million and interest credited of $5.0 million.

Federal Home Loan Advances
--------------------------

Federal Home Loan Bank advances increased $14.7 million to $41.7 million at September 30, 1997 from $27.0 million at December 31, 1996. This increase was due to the funding of the loan originations described above.

Stockholders' equity
--------------------

The Company's stockholders' equity decreased $3.7 million to $33.2 million at September 30, 1997 from $36.9 million at December 31, 1996. The decrease was primarily due to the stock purchase programs completed through September 30, 1997 totalling $4.4 million, together with the shares of common stock purchased for the management recognition program totalling $1.3 million. These decreases were offset by the net income for the nine months ended September 30, 1997 totalling $1.5 million and the increase in the net unrealized gain on securities, net of taxes, of $192,000 at September 30, 1997 versus a net unrealized loss on securities, net of taxes, of $390,000 at December 31, 1996.

Non performing loans and allowance for loan losses
--------------------------------------------------

Non performing loans at September 30, 1997 and December 31, 1996 were as follows:

                                                           1997            1996
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)

Loans delinquent 90 days or more and other
  non-performing loans                                    $2,391          $2,076
Loans delinquent 90 days or more and other
  non-performing loans as a percentage of total
  loans outstanding                                        1.34%           1.41%

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1997 and the year ended December 31, 1996:

                                                           1997            1996
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)

Balance at beginning of period                            $1,789          $1,589

Provision for losses                                         325             200
                                                          ------          ------
Balance at end of period                                  $2,114          $1,789
                                                          ======          ======

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

At September 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same period by $32.4 million, representing a one year negative cumulative gap of 12.1%.

Liquidity and capital
---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. The Bank's liquidity ratio and short-term liquidity ratio were 10.6% and 2.5% for September 30, 1997 compared with 7.4% and 3.9% for December 31, 1996, respectively.

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

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At September 30, 1997 and December 31, 1996, cash and cash equivalents totaled $4.1 million and $6.9 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at September 30, 1997, totalled $41.7 million. If needed, the Bank may borrow an additional $38.5 million from the FHLB-NY.

As of September 30, 1997, the Bank exceeded all regulatory capital requirements as detailed in the following table:


                                             TANGIBLE CAPITAL              CORE CAPITAL            RISK-BASED CAPITAL
                                          -----------------------    -----------------------    ------------------------
                                            AMOUNT     PERCENT(1)      AMOUNT     PERCENT(1)      AMOUNT      PERCENT(1)
                                           -------     ----------     -------     ----------      -------     ----------
Capital for regulatory purposes            $27,121       10.2%        $27,121       10.2%         $28,556        23.2%
Minimum regulatory requirement               3,998        1.5%          7,995        3.0%           9,842         8.0%
                                           -------       ----         -------       ----          -------        ----
Excess                                     $23,123        8.7%        $19,126        7.2%         $18,714        15.2%
                                           =======        ====        =======       ====          =======        ====

(1) Tangible and core capital are shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.



Recent accounting pronouncements
--------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented. Management expects that basic EPS will be greater than the current EPS and that diluted EPS will be less than the current EPS.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (SFAS 130) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

General The Company reported net income of $483,000 for the three months ended September 30, 1997 compared with a net loss of $614,000 for the three months ended September 30, 1996. The net loss in 1996 was primarily attributable to the $1.0 million Savings Association Insurance Fund ("SAIF") recapitalization assessment. In addition, there was a non-recurring charge for benefits paid to the Bank's former President and CEO upon his resignation in 1996.

Interest income Interest income increased $770,000, or 18.9% to $4.9 million for the three months ended September 30, 1997 from $4.1 million for the three months ended September 30, 1996. The increase was primarily the result of higher outstanding average balances together with slightly higher average yields on earning assets.

Interest income on mortgage loans increased $802,000, or 30.9% to $3.4 million for the three months ended September 30, 1997, from $2.6 million for the comparable three month period in 1996 primarily as a result of an increase in average balances of mortgage loans of $41.5 million together with a slight increase in the average yield on mortgage loans of 1 basis point. The average yield on mortgage loans increased to 7.68% for the three months ended September 30, 1997 from 7.67% for the comparable three month period in 1996.

Interest income on securities held to maturity decreased $3,000 or 6.3% to $45,000 for the three months ended September 30, 1997 from $48,000 for the comparable three month period in 1996. During the third quarter of 1997 principal repayments and prepayments on securities available for sale and held to maturity amounted to $5.9 million. For the same period in 1996 the principal repayments and prepayments on securities available for sale and held to maturity totalled $2.3 million. Interest income on securities available for sale increased $161,000 from $1.2 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. The increase is due to the purchase of $25.0 million of a Federal Home Loan Mortgage Corp. fixed rate note and the simultaneous borrowing of an advance from the FHLB of NY. The note is for a period of ten (10) years at a rate of 7.783% and is callable after three years and continuously thereafter. The FHLB of NY advance is for a three year period at a fixed rate of 6.86%, which represents a pretax spread of 92 basis points on this transaction.

Interest on short-term and other investments decreased $190,000 or 81.9% to $42,000 for the three months ended September 30, 1997 from $232,000 for the comparable three month period in 1996 primarily as a result of a decrease in average balances of $12.3 million together with a decrease in average yield of 135 basis points. The decrease in average balances of short-term and other investments reflects the concentration of investments in higher yielding loans.

Interest expense Interest expense increased $549,000, or 26.7% to $2.6 million for the three months ended September 30, 1997 from $2.1 million for the three months ended September 30, 1996.

Interest on deposits increased $168,000, or 9.5% to $1.9 million for the three months ended September 30, 1997 from $1.8 million for the comparable three month period in 1996. The increase in interest expense on deposits was primarily due to an increase of $17.7 million in average deposits offset by a slight decline of 7 basis points in the average cost of deposits.

Interest on FHLB-NY advances increased $381,000, or 135.6% to $662,000 for the three months ended September 30, 1997 from $281,000 for the comparable three month period in 1996. The increase in interest expense on advances was due primarily to an increase in average balances of $22.5 million which was the result of the financing transaction entered into in August 1996, as described above, as well as the increase in the average interest rate of 36 basis points. The average rate increased from 6.02% for the three months ended September 30, 1996 to 6.38% for the three months ended September 30, 1997.

Net interest income Net interest income before provision for loan losses increased by $221,000 to $2.2 million for the three months ended September 30, 1997 from $2.0 million for the three months ended September 30, 1996. The increase reflects an increase in the average balances of loans receivable, net of $41.5 million for the three months ended September 30, 1997 over the comparable prior year period.

Provision for loan losses The adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $125,000 for loan losses for the three months ended September 30, 1997 compared with $50,000 for the comparable three month period in 1996 which was due to loan growth, the continuing change in loan mix and management's ongoing assessment of risks inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the three months ended September 30, 1997 was $195,000 compared with $171,000 for the comparable three month period in 1996. The increase is primarily due to the gain on sale of real estate owned of $50,000, the nontaxable income of $20,000 for the cash surrender value of directors' life insurance and increased deposit fees of $14,000. Offsetting these increases were reduced fee income of $57,000 from Wayne Savings Financial Service Group, Inc., a wholly owned subsidiary of the Bank.

Other expenses Other expenses decreased $1.6 million or 50.1% for the three months ended September 30, 1997 to $1.5 million from $3.1 million for the comparable three month period in 1996. The decrease is primarily due to the decrease of $625,000 in compensation and employee benefits expense, and a decrease of $1.0 million in SAIF recapitalization expense. These decreases were offset by increases in occupancy of $24,000, advertising of $50,000 and other of $113,000.

The decrease in compensation and employee benefits expense reflects the non-recurring charge for benefits paid to the Bank's former President and CEO upon his retirement for the three months ended September 30, 1996. The increase in SAIF recapitalization expense is the result of the one time assessment of $1.0 million which represented the Bank's share of the special assessment required by legislation signed into law on September 30, 1996, requiring all institutions insured by the SAIF to make a one time payment to recapitalize the SAIF. The increase in occupancy of $24,000 is directly related to the new branch office that was opened in July 1997. The increase of $50,000 in advertising is due to management's increased emphasis on advertising to increase loan production and deposit gathering. Management has now begun an aggressive campaign to increase deposits and expects to attract customers, particularly for the Bank's low cost or no cost deposit accounts. Finally, the increase of $113,000 is the result of expenses incurred in becoming a publicly traded company. These expenses include directors' benefit plans, franchise taxes and legal and professional fees.

Income tax expense (benefit) Income tax expense was $288,000 which represents an effective tax rate of 37.4% for the three months ended September 30, 1997 compared with income tax benefit of

($336,000) which represents an effective tax rate of 35.4% for the three months ended September 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

General The Company reported net income of $1.5 million for the nine months ended September 30, 1997 compared with net income of $31,000 for the nine months ended September 30, 1996. The $1.5 million increase was primarily attributable to an increase in interest income of $3.0 million, an increase in other income of $81,000, a decrease in compensation and employee benefits of $419,000, and the SAIF recapitalization expense of $1.0 million. Offsetting these increases was an increase in interest expense of $1.6 million and an increase of other expense of $562,000.

Interest income Interest income increased $3.0 million or 27.0% to $13.9 million for the nine months ended September 30, 1997 from $10.9 million for the nine months ended September 30, 1996. The increase was primarily the result of an increase in interest income on loans and securities available for sale.

Interest income on mortgage loans increased $2.3 million or 31.8% to $9.4 million for the nine months ended September 30, 1997, from $7.2 million for the comparable nine month period in 1996 primarily as a result of a $40.5 million increase in the average outstanding balances offset by a slight decrease of 4 basis points in the average rate earned. The increase in average balances of mortgage loans between the periods was due to loan originations of $48.6 million during the nine months ended September 30, 1997.

Interest income on securities available for sale increased $1.1 million to $4.2 million for the nine months ended September 30, 1997 from $3.1 million for the comparable nine month period in 1996 primarily due to an increase in average balances of $14.8 million and an increase in the average yield of 68 basis points.

Interest income on short-term and other investments decreased by $418,000 to $149,000 for the nine months ended September 30, 1997 from $567,000 for the comparable nine month period in 1996 primarily as a result of a decrease in average outstanding balances of $9.4 million. The decrease in the average balance was due primarily to the investment of the cash balances into various types of higher yielding loans.

Interest expense Interest expense increased $1.6 million or 27.7% to $7.3 million for the nine months ended September 30, 1997 from $5.7 million for the nine months ended September 30, 1996. Interest on deposits increased by $255,000, or 4.8% to $5.6 million for the nine months ended September 30, 1997 from $5.3 million for the comparable nine month period in 1996. The increase in interest expense on deposits was primarily due to the increase in average balances of $12.8 million offset by a decline of 10 basis points in the average cost of deposits.

Interest on FHLB of NY advances increased $1.3 million or 380.9% to $1.7 million for the nine months ended September 30, 1997 from $346,000 for the comparable nine month period in 1996. FHLB-NY advances on an average basis increased $26.9 million between the periods and the average yield on advances increased 36 basis points. The increase in interest expense represents the interest on the $27.0 million FHLB of NY advance entered into in August 1996 as described in the comparison of the three month period.

Net interest income Net interest income before provision for loan losses increased $1.4 million to $6.6 million for the nine months ended September 30, 1997 from $5.3 million for the nine months ended September 30, 1996.

Provision for loan losses The adequacy of the allowance for loan losses is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $325,000 for loan losses for the nine months ended September 30, 1997 compared with $135,000 for the comparable nine month period in 1996 which was due to loan growth, the continuing change in loan mix and management's ongoing assessment of risks inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the nine months ended September 30, 1997 was $523,000 compared with $442,000 for the comparable nine month period in 1996. The increase of $81,000 in the nine months ended September 30, 1997 was primarily attributable to the gain on sale of real estate owned and increased deposit fees earned on the higher volume of checking accounts offset by reduced fee income from Wayne Savings Financial Services Group, Inc.

Other expenses Other expenses decreased $1.1 million or 20.2% for the nine months ended September 30, 1997 to $4.4 million from $5.5 million for the comparable nine month period in 1996. The decrease was primarily due to a decrease of $419,000 in compensation and employee benefits, a decrease of $1.0 million in SAIF recapitalization assessment and a decrease of $562,000 in other expenses. These decreases were offset by increases of $51,000 or 18.3% in occupancy, an increase of $47,000 or 34.3% in advertising and an increase of $562,000 or 58.5% in other. The decrease in compensation and employee benefits expense reflects the non-recurring expense as explained in the three month period. The decreases in SAIF recapitalization assessment and other expenses is also as explained in the three month period. The increases in occupancy advertising and other are also the same as explained in the three month period ended September 30, 1997.

Income tax expense Income tax expense was $923,000 which represents an effective tax rate of 37.9% for the nine months ended September 30, 1997 compared with income tax expense of $18,000 which represents an effective tax rate of 36.7% for the nine months ended September 30, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A. Exhibits
                  (3)(I)   Certificate of incorporation*
                     (ii)  Bylaws*

                  (4)      Stock certificates

                  (27)     Financial Data Schedule (filed herewith)
         B. Reports on From 8-K
                  None

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


                                                  WAYNE BANCORP, INC.
                                                -------------------------------
                                                    Registrant

Date:  November 13, 1997                   By:  /s/ JOHANNA O'CONNELL
                                                -------------------------------
                                                    Johanna O'Connell,
                                                    President



Date:  November 13, 1997                   By:  /s/ TIMOTHY P. TIERNEY
                                               --------------------------------
                                                    Timothy P. Tierney,
                                                    Vice President & Controller