Form 10-K
period 1997-12-31
WAYNE BANCORP INC /DE/
filed 1998-03-30
CIK 1011032

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NUMBER 20691

                               WAYNE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   22-3424621
   ---------------------------------             -------------------------------
   (State or other jurisdiction of               (I.R.S. Employer Identification
    incorporation or organization)                         Number)

1195 HAMBURG TURNPIKE, WAYNE, NEW JERSEY                   07474
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (973) 305-5500

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL THE REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATIONS S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE REGISTRANT'S VOTING STOCK TRADES ON THE NASDAQ NATIONAL MARKET UNDER THE SYMBOL "WYNE." THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, WAS $47,731,817 AND IS BASED ON THE LAST SALES PRICE AS LISTED ON THE NASDAQ STOCK MARKET FOR MARCH 16, 1998 ($24.875 PER SHARE BASED ON 1,918,867 SHARES OF COMMON STOCK.

      THE REGISTRANT HAD 2,013,124 SHARES OUTSTANDING AS OF MARCH 16, 1998.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference in Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    INDEX

 PART I                                                                     Page
 ------                                                                     ----

     Item  1.   Description of Business ...................................   1

     Additional Item: Executive Officers of the Registrant ................  18

     Item  2.   Properties ................................................  18

     Item  3.   Legal Proceedings .........................................  19

     Item  4.   Submission of Matters to a Vote of Security Holders .......  19

 PART II

     Item  5.   Market for Registrant's Common Equity and Related
                Stockholders' Matters .....................................  19

     Item  6.   Selected Financial Data ...................................  19

     Item  7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............  19

     Item  7a.  Quantitative and Qualitative Disclosure Account
                Market Risk ...............................................  19

     Item  8.   Financial Statements and Supplementary Data ...............  19

     Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .......................  19

 PART III

     Item 10.   Directors and Executive Officers of the Registrant ........  19

     Item 11.   Executive Compensation ....................................  19

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management ............................................  19

     Item 13.  Certain Relationships and Related Transactions .............  20

 PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K ................................................  20

 SIGNATURES

                             WAYNE BANCORP, INC.
                     ANNUAL REPORT ON FORM 10-K FOR THE
                        YEAR ENDED DECEMBER 31, 1997

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

       Wayne Bancorp, Inc. (also referred to as the "Company" or "Registrant") was incorporated under Delaware law at the direction of the Board of Directors of Wayne Savings Bank, F.S.B. (the "Bank") to acquire all of the capital stock the Company issued in connection with its conversion from the mutual to stock form, which was consummated on June 27, 1996. The Registrant is a unitary savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). At December 31, 1997, the Registrant does not transact any material business other than through its sole subsidiary, the Bank.

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

MARKET AREA AND COMPETITION

       The Company conducts its business through six banking offices, including its administrative office, all of which are located in northern New Jersey. The Company's deposit base is drawn principally from Passaic County, primarily the township of Wayne, a stable, residential community of approximately 50,000 persons located 20 miles west of New York City. The Company's primary market area is a highly competitive market for financial services and the Company faces intense competition both in making loans and in attracting deposits. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from savings institutions, mortgage banking companies, commercial banks, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

       Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                    AT DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                 1997                  1996                 1995                  1994                 1993
                           ----------------     ------------------    ----------------    ------------------    ------------------
                                     PERCENT               PERCENT              PERCENT               PERCENT              PERCENT
                                       OF                    OF                   OF                    OF                   OF
                           AMOUNT     TOTAL     AMOUNT      TOTAL     AMOUNT     TOTAL    AMOUNT       TOTAL    AMOUNT      TOTAL
                           -------   ------     -------     ------    -------   ------    -------     ------    -------     ------
                                                                (DOLLARS IN THOUSANDS)
Real estate:

 One- to four-family .... $130,865    71.70%   $113,701      77.22%  $ 87,579    77.10%  $ 88,722      77.28%  $ 89,602      83.27%
 Home equity ............   27,889    15.28      24,394      16.57     20,964    18.46     21,165      18.44     13,326      12.39
 Multi-family ...........    2,072     1.14         185       0.13        195     0.17        541       0.47        495       0.46
 Commercial .............   14,042     7.69       7,069       4.80      3,636     3.20      3,076       2.68      2,831       2.63
 Construction ...........    3,929     2.15          --         --         --       --        170       0.15         --         --
 Commercial business ....    2,558     1.40         644       0.43         --       --         --         --         --         --
 Consumer ...............    1,156     0.64       1,257       0.85      1,216     1.07      1,130       0.98      1,346       1.25
                           -------   ------     -------     ------    -------   ------    -------     ------    -------     ------
  Total loans, gross ....  182,511   100.00%    147,250     100.00%   113,590   100.00%   114,804     100.00%   107,600     100.00%
                                     ======                 ======              ======                ======                ======
Less:
 Undisbursed loan funds .    1,353                   --                    --                 111                    --
 Deferred loan
  origination  fees .....       56                   36                    13                  59                    30
 Allowance for loan
  losses ................    2,170                1,789                 1,589               1,543                 1,237
                          --------             --------              --------            --------              --------
   Total loans, net ..... $178,932             $145,425              $111,988            $113,091              $106,333
                          ========             ========              ========            ========              ========

     Loan Maturity. The following table shows the contractual maturity of the Company's gross loans at December 31, 1997. The table does not include principal repayments or prepayments.

                                                                         AT DECEMBER 31, 1997
                                           ---------------------------------------------------------------------------------------
                                            ONE- TO                                   COMMERCIAL                          TOTAL
                                             FOUR-    HOME     MULTI-                    REAL     COMMERCIAL              LOANS
                                            FAMILY   EQUITY    FAMILY  CONSTRUCTION     ESTATE     BUSINESS   CONSUMER  RECEIVABLE
                                            ------   ------    ------  ------------   ----------  ----------  --------  ----------
                                                                        (DOLLARS IN THOUSANDS)

Amounts due:
 One year or less ......................  $     80   $    64    $   --    $3,929       $    --       $1,609     $  671   $  6,359
                                          --------   -------    ------    ------       -------       ------     ------   --------
 After one year:
  More than one year to three years ....       594       477        --        --            --          131        132      1,325
  More than three years to five years ..     2,423     1,675        43        --           591          718         74      5,524
  More than five years to 10 years .....     7,926    11,272        --        --         4,007          100        187     23,492
  More than 10 years to 20 years .......    34,358    13,331       132        --         6,085           --        101     54,007
  More than 20 years ...................    85,478     1,070     1,897        --         3,359           --         --     91,804
                                          --------   -------    ------    ------       -------       ------     ------   --------
   Total due after December 31, 1998 ....  130,779    27,825     2,072        --        14,042          949        485    176,152
                                          --------   -------    ------    ------       -------       ------     ------   --------
     Total amount due ................... $130,865   $27,889    $2,072    $3,929       $14,042       $2,558     $1,156   $182,511
                                          ========   =======    ======    ======       =======       ======     ======   ========
Less:
 Undisbursed loan funds ................                                                                                    1,353
 Deferred loan origination fees ........                                                                                       56
 Allowance for loan losses .............                                                                                    2,170
                                                                                                                         --------
Total loans, net .......................                                                                                 $178,932
                                                                                                                         ========

     The following table sets forth at December 31, 1997, the dollar amount of total gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates. The one- to four-family loans reflected as having fixed rates include fixed-rate products and $19.7 million of balloon loans with contractual maturities of 5 to 7 years and amortization schedules of up to 30 years. All of those loans were originated prior to 1992.

                                                                      DUE AFTER DECEMBER 31, 1998
                                                               ------------------------------------------
                                                                FIXED         ADJUSTABLE          TOTAL
                                                               -------          -------          --------
                                                                        (DOLLARS IN THOUSANDS)

      Real estate loans:
       One-to four-family ..................................   $62,145          $68,634          $130,779
       Home equity .........................................    17,224           10,601            27,825
       Multi-family ........................................        --            2,072             2,072
       Commercial ..........................................     2,746           11,296            14,042
      Commercial business ..................................       132              817               949
      Consumer .............................................       485               --               485
                                                               -------          -------          --------
        Total ..............................................   $82,732          $93,420          $176,152
                                                               =======          =======          ========

     Loan Originations and Purchases. All loans originated by the Company are underwritten by the Company pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. Loan originations have increased from $57.7 million for the year ended December 31, 1996 to $59.2 million for the year ended December 31, 1997, reflecting the expansion of the Company's lending area for first mortgages as well as the increase in loans originated through a loan origination program. In addition, the Company has increased its marketing efforts to increase the volume of home equity loans. Finally, the Company continues to expand the commercial lending function. It is the general policy of the Company to retain all loans originated in its portfolio.

     The Company has sought to maintain a more stable level of loan originations by its continuing participation in a loan origination program. For the year ended December 31, 1997, the Company originated $18.4 million in loans through this program. All loans originated through the use of this program are one- to four-family loans and are secured by properties located in New Jersey. Through this program, borrowers are given information from participating lenders quoting their most favorable terms for each loan. The borrower determines which institution provides the best loan for the borrower's financing needs and upon choosing a lender, deals directly with that lender throughout the loan origination process. The Company pays a 37.5 basis point fee to the loan company at the time of the loan closing; if a loan is originated by the Company to a borrower who used the loan program to find the Company. This fee enables the loan company to advertise continuously, giving participating lenders consistent market exposure.

     The following table sets forth the Company's loan originations, purchases, and principal repayments for the periods indicated. During the periods indicated there were no loan sales.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                           1997              1996             1995
                                                         --------         --------          --------
                                                                   (DOLLARS IN THOUSANDS)

  Net loans:
  Beginning balance .................................... $145,425         $111,988          $113,091
   Real estate:
    One-to four-family .................................   28,019           41,999            10,633
    Home equity ........................................   11,898           11,183             4,685
    Commercial real estate .............................    8,763            3,070                --
    Multi-family .......................................    1,899               --                --
    Construction and land ..............................    4,435               --               100
   Commercial business .................................    3,867              686                --
   Consumer ............................................      299              738               699
                                                         --------         --------          --------
     Total loans originated ............................   59,180           57,676            16,117
  Loans purchased (1) ..................................    3,247               60               140
                                                         --------         --------          --------
     Total .............................................  207,852          169,724           129,348
  Less:
   Principal repayments ................................  (27,086)         (23,956)          (16,483)
   Transfer to REO .....................................      (80)            (143)             (831)
   Undisbursed loan funds ..............................   (1,353)              --                --
   Net change in deferred fees .........................      (20)              --                --
   Net change in allowance for loan losses .............     (381)            (200)              (46)
                                                         --------         --------          --------
   Ending balance loans receivable, net ................ $178,932         $145,425          $111,988
                                                         ========         ========          ========

----------
(1) All loans purchased consisted of one- to four-family loans.

     One- to Four-Family Lending. The Company currently offers both fixed-rate and adjustable-rate mortgage loans primarily secured by one- to four-family residences, with maturities up to 30 years, including loans with bi-weekly payment options, for retention in its portfolio. All such loans are secured by properties located in the Company's primary market area, or in other parts of New Jersey if originated through the loan origination program. Loans purchased through brokers are secured by properties located in other states; during 1997, $3.2 million of such loans were purchased. All one- to four-family loans are underwritten in accordance with FHLMC/FNMA standards. Loan originations are obtained from the Company's branch offices, through the loan origination program, existing or past customers, through advertising and, to a lesser extent, from referrals from real estate brokers and attorneys.

     Of the one-to four- family residential mortgage loans outstanding at that date, 52.4% were adjustable-rate loans. The Company's one-to four-family adjustable-rate mortgage ("ARM") loans are primarily indexed to the U.S.Treasury Bill rates. The Company currently offers one, three, five, seven and ten-year ARM loans, with interest rates based on a spread above the one, three, five, seven and ten-year U.S. Treasury Bill rates, respectively. The Company's ARM loans are subject to limitations of 2% per adjustment on interest rate increases or decreases and life time caps of 5%.

     The Company originates one- to four-family residential loans in amounts up to 90% of the appraised value of the property securing the loan, although the Company may originate loans in amounts up to 95% of the appraised value for first-time home buyers. Private mortgage insurance is required for all loans with a loan to value ratio over 80%. Residential mortgage loans in the Company's portfolio generally include due on sale clauses, which provide the Company with the contractual right to demand the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent. The Company generally enforces its rights under these clauses. In recent years, the Company has sought to originate one- to four-family mortgage loans with terms of 15 years or less, although the Company does originate fixed rate loans with terms up to 30 years.

     Upon receipt of a completed loan application from a prospective borrower for a loan secured by one- to four-family residential real estate, a credit report is ordered and income, financial and employment information is requested and verified. An appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser previously approved by the Company. It is the Company's policy to require title insurance on all mortgage loans. Borrowers also must obtain hazard insurance prior to closing. Potential borrowers are qualified for one-year ARM loans based on the fully indexed rate.

     Home Equity Loans. The Company originates home equity loans, generally secured by one- to four-family, owner-occupied residential properties on which the Company is the primary lender. The Company's policy is to originate home equity loans in amounts up to 80% of the appraised value of the property, less existing liens. Home equity loans are originated with fixed or adjustable rates. Home equity loans originated with fixed-rates are for terms of 20 years or less and those originated with adjustable-rates may be made for terms up to 20 years. Payments of principal and interest are due monthly. The Company employs similar underwriting standards in making home equity loans as those utilized for residential mortgage loans, except that borrowers applying for an adjustable-rate home equity loan are qualified at the initial interest rate plus 4% and there is a 15% interest rate cap for the life of the loan.

     Commercial Real Estate and Multi-Family Loans. The Company's policies provide that it may originate multi-family mortgage loans and commercial real estate loans generally secured by property located in its primary market area. The Company expects to continue to increase these types of lending in the future. In reaching its decision on whether to make a commercial real estate or multi-family loan, the Company considers a number of factors, including: market conditions, the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Commercial real estate loans and multi-family loans may be made up to 75% of the appraised value of the property. Properties securing a loan are appraised by an independent appraiser. In most cases, borrowers must personally guarantee the loans. The Company offers 5 or 7 year balloon loans with maximum terms of up to 25 years and three-year and five-year ARM loans that adjust every third or fifth year to the three-year or five-year U.S. Treasury Bill plus a rate up to 3.25%. There are no adjustment caps. The largest loan in this portfolio is a $2.1 million loan secured by a commercial office building in Wayne. This loan was a five-year balloon loan made in 1988 which became due in December 1993 and refinanced in 1994. The loan is currently a three-year adjustable with a twenty year amortization period. This loan is currently performing in accordance with its terms.

     When evaluating a multi-family or commercial real estate loan, the Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Commercial real estate and multi-family loans are generally larger and present a greater degree of risk than loans secured by one- to four-family residences. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or in the economy. The Company seeks to minimize these risks through its underwriting standards, which require the loans to be qualified on the basis of the property's income and debt service ratio. At December 31, 1997, there were no commercial loans or multi-family loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Company's decision to increase its efforts to originate a higher volume and greater variety of commercial real estate and multi-family loans.

     Construction Lending. The Company has, on a case by case basis, originated loans for the development of property to existing customers and prospects in its primary market area. At December 31, 1997, $3.9 million, or 2.2% of total gross loans receivable were construction loans. The undisbursed portion of construction loans was $1.4 million as of December 31, 1997. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties as well as commercial offices and retail properties. As part of its business plan, the Company may increase the amount of its construction lending. The Company's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property for construction. The Company requires an independent appraisal of the property. The Company generally requires personal guarantees and a permanent loan commitment if the Company will not be making the permanent loan.

     Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to ensure full repayment. At December 31, 1997, there were no construction loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Company's decision to increase its efforts to originate a higher volume and greater variety of construction loans.

     Joint Venture. On February 27, 1998, the Company announced that it entered into a joint venture agreement with a local developer for construction and marketing of 14 single family residential homes in the Township of Wayne, New Jersey with an approximate selling price of $479,900 per home.

     Consumer Loans. The Company's consumer loans generally consist of student education loans and loans secured by savings accounts. At December 31, 1997, the Company's consumer loan portfolio consisted of $591,000 of passbook loans, $415,000 of student education loans, $125,000 of automobile loans and $25,000 of personal loans. All of the student education loans are underwritten in accordance with, and are guaranteed by, the New Jersey Higher Education Assistance Authority. The Company has recently authorized the origination of automobile loans up to $25,000, unsecured personal loans up to $5,000 and overdraft lines of credit up to $2,500 and intends to continue to pursue opportunities to expand these areas of lending.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, there were no consumer loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Company's decision to increase its efforts to originate a higher volume and greater variety of consumer loans.

     Commercial Business Loans. The Company intends to pursue opportunities to offer commercial business loans, primarily to businesses located in the Company's primary market area. Federally chartered savings institutions, such as the Company, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets, with amounts in excess of 10% of such total assets may be only for small business loans, as defined by the OTS. The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows will also be an important aspect of the Company's current credit analysis.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 1997, there were no commercial business loans delinquent 90 days or more. There can be no assurance that delinquencies will not increase in the future, particularly in light of the Company's decision to increase its efforts to originate a higher volume and greater variety of commercial business loans.

     Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company generally requires that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Company's policy to place all loans that are delinquent by three or more payments on nonaccrual status, resulting in the Company no longer accruing interest on such loans and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as "real estate owned" ("REO") and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, the Company generally requires an appraisal of the property and, thereafter, appraisals of the property on an annual basis and external inspections on at least a quarterly basis.

     Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss." An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but posses weaknesses are required to be designated "Special Mention."

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

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

     The Chief Lending Officer reviews and classifies the Company's loans on a quarterly basis and reports the results of the review to the Board of Directors. The Company classifies loans in accordance with the management guidelines described above. At December 31, 1997, the Company had $80,000 of REO. At December 31, 1997, the Company had $2.1 million of assets classified as Special Mention, $2.6 million of assets classified as Substandard, nothing classified as Doubtful and nothing classified as Loss.


                                       7
     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated. There were no delinquencies in the multi-family, commercial real estate, construction or commercial business portfolios at the dates indicated.

                                              AT DECEMBER 31, 1997                        AT DECEMBER 31, 1996
                                    ----------------------------------------    -----------------------------------------
                                         60-89 DAYS       90 DAYS OR MORE(1)        60-89 DAYS        90 DAYS OR MORE(1)
                                    -------------------  -------------------    --------------------  -------------------
                                              PRINCIPAL            PRINCIPAL               PRINCIPAL            PRINCIPAL
                                     NUMBER    BALANCE    NUMBER    BALANCE      NUMBER     BALANCE    NUMBER    BALANCE
                                    OF LOANS  OF LOANS   OF LOANS  OF LOANS     OF LOANS   OF LOANS   OF LOANS  OF LOANS
                                    --------  ---------  --------  ---------    --------   ---------  --------  ---------
                                                               (DOLLARS IN THOUSANDS)

  One- to four-family .............    1        $14         24      $2,146         3         $344        22      $1,872
  Home equity .....................   --         --          5         182        --           --         5         184
  Consumer ........................   --         --         --          --         1            7         4          20
                                      --        ---         --      ------        --         ----        --      ------
     Total ........................    1        $14         29      $2,328         4         $351        31      $2,076
                                      ==        ===         ==      ======        ==         ====        ==      ======
  Delinquent loans to total
   gross loans ....................             .01%                  1.30%                   .24%                 1.41%
                                                ===                   ====                    ===                  ====



                                              AT DECEMBER 31, 1995
                                   --------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE(1)
                                   --------------------    --------------------
                                              PRINCIPAL               PRINCIPAL
                                    NUMBER     BALANCE      NUMBER     BALANCE
                                   OF LOANS   OF LOANS     OF LOANS   OF LOANS
                                   --------   ---------    --------   ---------
                                             (DOLLARS IN THOUSANDS)

  One- to four-family ............     9        $361          26       $2,278
  Home equity ....................    --          --           4          162
  Consumer .......................    --          --           1           10
                                      --        ----          --       ------
     Total .......................     9        $361          31       $2,450
                                      ==        ====          ==       ======
  Delinquent loans to total
   gross loans ...................               .32%                    2.16%
                                                 ===                     ====

----------
(1) Loans 90 days or more past due are included in non-accrual loans. See "Lending Activities--Non-Accrual Loans."

     Non-Accrual Loans. The table below sets forth information regarding non-accrual loans (all loans 90 days or more delinquent) and REO held by the Company at the dates indicated. There were no non-accrual loans in the multi-family, commercial real estate, construction, or commercial business portfolios at the dates indicated.

                                                                        AT DECEMBER 31,
                                                -----------------------------------------------------------------
                                                 1997           1996           1995          1994           1993
                                                ------         ------         ------        ------         ------
                                                                     (DOLLARS IN THOUSANDS)

  Non-accrual loans:
   One- to four-family .......................  $2,146         $1,872         $2,278        $3,395         $3,269
   Home equity ...............................     182            184            162           223            234
   Consumer ..................................      --             20             10            27              7
                                                ------         ------         ------        ------         ------
   Total .....................................   2,328          2,076          2,450         3,645          3,510
  REO, net(1)(2) .............................      80            116            597           970          1,338
                                                ------         ------         ------        ------         ------
    Total non-performing assets ..............  $2,408         $2,192         $3,047        $4,615         $4,848
                                                ======         ======         ======        ======         ======

----------
(1)  REO balances are shown net of related loss allowances.

(2) REO, net at December 31, 1994 and 1993 included $0 and $264,000, respectively, of in-substance foreclosed loans. Under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", adopted January 1, 1995 by the Company, loans that previously would have been classified as in-substance foreclosures would be classified as impaired loans. There were no loans considered to be impaired as of December 31, 1997, 1996 and 1995.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for losses on loans based upon information available at the time of the review.

     The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                                                     AT DECEMBER 31,
                                            ---------------------------------------------------------------
                                               1997         1996        1995          1994          1993
                                            ---------     ---------   ---------     ---------     ---------
                                                                  (DOLLARS IN THOUSANDS)

Real estate loans:
 Balance at beginning of year ............    $1,789         $1,589     $1,543        $1,237        $  974
 Provision for loan losses ...............       400            200        152           316           286
Charge-offs:
 One- to four-family .....................        --             --       (106)          (10)          (23)
Consumer .................................       (19)            --         --            --            --
                                              ------         ------     ------        ------        ------
Balance at end of year ...................    $2,170         $1,789     $1,589        $1,543        $1,237
                                              ======         ======     ======        ======        ======
Net charge-offs to average gross
 loans receivable ........................      0.01%            --       0.09%         0.01%         0.02%
Allowance for loan losses as a percent
 of gross loans receivable ...............      1.19           1.21       1.40          1.34          1.15
Allowance for loan losses as a percent
 of total non-performing loans ...........     93.21          86.18      64.86         42.33         35.24
Non-performing loans as a percent
 of gross loans receivable ...............      1.29           1.41       2.16          3.17          3.26
Non-performing assets as a percent
 of total assets .........................      0.89           0.90       1.46          2.61          2.65

     The following tables set forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                     AT DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                          1997                              1996                              1995
                            ---------------------------------   --------------------------------   ---------------------------------
                                                   PERCENT OF                         PERCENT OF                          PERCENT OF
                                                  GROSS LOANS                        GROSS LOANS                         GROSS LOANS
                                       PERCENT OF   IN EACH              PERCENT OF    IN EACH              PERCENT OF     IN EACH
                                       ALLOWANCE   CATEGORY               ALLOWANCE   CATEGORY               ALLOWANCE    CATEGORY
                                        TO TOTAL    TO TOTAL               TO TOTAL    TO TOTAL               TO TOTAL     TO TOTAL
                            AMOUNT     ALLOWANCE  GROSS LOANS   AMOUNT    ALLOWANCE  GROSS LOANS   AMOUNT    ALLOWANCE   GROSS LOANS
                            ------     ---------  -----------   ------   ----------  -----------   ------   -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)

One- to four-family ....... $1,626       74.95%      71.71%     $1,181      66.01%      77.22%     $1,030      64.82%       77.10%
Home equity ...............    106        4.89       15.28         242      13.53       16.57         210      13.22        18.46
Commercial Real Estate ....    379       17.45        7.69         355      19.84        4.80         342      21.52         3.20
Multi-family ..............     34        1.56        1.14          --         --         .13          --         --          .17
Construction ..............     11        0.53        2.15          --         --          --          --         --           --
Commercial business .......     13        0.59        1.40           3        .17         .43          --         --           --
Consumer ..................      1        0.03        0.63           8        .45         .85           7        .44         1.07
                            ------      ------      ------      ------     ------      ------      ------     ------       ------
  Total allowance for
   loan losses ............ $2,170      100.00%     100.00%     $1,789     100.00%     100.00%     $1,589     100.00%      100.00%
                            ======      ======      ======      ======     ======      ======      ======     ======       ======


                                                                 AT DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                                 1994                                     1993
                                   ----------------------------------         ------------------------------------
                                                              PERCENT OF                                PERCENT OF
                                                             GROSS LOANS                               GROSS LOANS
                                              PERCENT OF       IN EACH                  PERCENT OF       IN EACH
                                               ALLOWANCE       CATEGORY                  ALLOWANCE       CATEGORY
                                               TO TOTAL        TO TOTAL                  TO TOTAL        TO TOTAL
                                    AMOUNT     ALLOWANCE      GROSS LOANS     AMOUNT     ALLOWANCE      GROSS LOANS
                                   -------   -----------     ------------     ------     ---------      -----------
                                                             (DOLLARS IN THOUSANDS)

One- to four-family                $  979        63.46%         77.28%        $1,084       87.63%           83.28%
Home equity                           209        13.54          18.44            131       10.59           12.38
Commercial Real Estate                347        22.49           2.68             14        1.13            2.63
Multi-family                            1          .06            .47              1         .08             .46
Construction                           --           --            .15             --          --              --
Consumer                                7          .45            .98              7         .57            1.25
                                   ------       ------         ------         ------      ------           ------
  Total allowance for
   loan losses                     $1,543       100.00%        100.00%        $1,237      100.00%          100.00%
                                   ======       ======         ======         ======      ======           ======


SECURITIES PORTFOLIO

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. As a member of the FHLB, the Bank also is required to maintain liquid assets at minimum levels which change from time to time. The Company's liquid investments primarily include federal agency securities and federal funds.

     Management of the Company, with the Board of Directors' ratification, sets the investment policy of the Company. This policy dictates that investments will be made based on the safety of the principal, the liquidity requirements of the Company and the return on the investment and capital appreciation. All investment decisions are made by the Investment Committee, comprised of members of Management, and such investment decisions are ratified by the Board of Directors of the Company.

     The Company's investments include FHLB-NY stock, mortgage-backed securities insured or guaranteed by FHLMC, FNMA, GNMA, equity securities, and U.S. government agency securities.

     The following table sets forth certain information regarding the amortized cost and estimated market values of the Company's mortgage-backed and investment securities at the dates indicated.



                                                                        AT DECEMBER 31,
                                              -------------------------------------------------------------------
                                                      1997                   1996                  1995
                                              ---------------------   --------------------   --------------------
                                                          ESTIMATED              ESTIMATED              ESTIMATED
                                              AMORTIZED    MARKET     AMORTIZED   MARKET     AMORTIZED    MARKET
                                                COST        VALUE       COST       VALUE       COST       VALUE
                                              ---------   ---------   ---------  ---------   ---------   --------
                                                                            (DOLLARS IN THOUSANDS)
 Mortgage-backed and investment
  securities held to maturity:
    FHLMC ................................     $ 1,532     $ 1,502     $ 1,608    $ 1,572     $ 1,956     $ 1,879
    FNMA .................................       1,381       1,380       1,621      1,625       1,885       1,890
                                               -------     -------     -------    -------     -------     -------
      Total mortgage-backed and
       investment securities
       held to maturity ..................     $ 2,913     $ 2,882     $ 3,229    $ 3,197     $ 3,841     $ 3,769
                                               =======     =======     =======    =======     =======     =======

  Mortgage-backed and investment
   securities available for sale:
    Collateralized mortgage
     obligations .........................     $ 3,311     $ 3,209     $ 3,334    $ 3,204     $ 3,334     $ 3,156
    U.S. government and federal
     agency obligations ..................      37,324      37,890      38,318     38,222      12,501      12,553
    Equity securities ....................         753         812          --         --          --          --
    FHLMC ................................       7,165       7,191      12,288     12,282      13,873      13,828
    FNMA .................................      12,752      12,679      13,147     13,054      13,335      13,374
    GNMA .................................      11,607      11,632      14,391     14,105      15,261      15,244
                                               -------     -------     -------    -------     -------     -------
      Total mortgage-backed and
       investment securities
       available for sale ................     $72,912     $73,413     $81,478    $80,867     $58,304     $58,155
                                               =======     =======     =======    =======     =======     =======


SOURCES OF FUNDS

 General

     Deposits are the primary source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company obtains funds from advances from the FHLB-NY and other borrowings.

 Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of regular savings, checking, and money market and certificate accounts. The Company's deposits are obtained primarily from its market area and it does not currently use brokers to obtain deposits. The Company relies primarily on aggressive marketing campaigns, customer service and long-standing relationships with customers to attract and retain these deposits. The Company pays competitive interest rates on deposits, but generally does not pay the highest interest rate among institutions in its area.

     The variety of deposit accounts offered by the Company has allowed it to be competitive in its market area in obtaining funds and respond with flexibility to changes in customer demand. As certain customers have become more interest rate conscious, the Company has become more susceptible to short-term fluctuations in deposit flows. The Company has sought to offer various deposit and checking options offering favorable features not offered by the Company's competitors and has marketed those products aggressively. Although the Company's efforts to maintain and increase its volume of deposits enabled it to increase deposits in fiscal 1997, the ability of the Company to attract and maintain those accounts will continue to be affected by market conditions.

     The following table presents the deposit activity of the Company for the periods indicated:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 1997        1996         1995
                                                -------    -------       ------
                                                    (DOLLARS IN THOUSANDS)

Net deposits (withdrawals) ................    $12,407     $(1,649)     $ 8,002
Interest credited on deposit accounts .....      7,125       6,774        6,807
                                               -------     -------      -------
Total increase in deposit accounts ........    $19,532     $ 5,125      $14,809
                                               =======     =======      =======

     At December 31, 1997, the Company had $11.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                   WEIGHTED
      MATURITY PERIOD                               AMOUNT        AVERAGE RATE
     ----------------                              -------       -------------
                                                      (DOLLARS IN THOUSANDS)

Three months or less ...........................   $ 5,378          5.39%
Over three through six months ..................     2,673          5.54
Over six through 12 months .....................     2,620          5.55
Over 12 months .................................     1,051          5.67
                                                   -------
Total ..........................................   $11,722
                                                   =======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.


                                        PERIOD TO MATURITY FROM DECEMBER 31, 1997
                                       ---------------------------------------------

                                                  MORE       MORE      MORE     MORE
                                        LESS      THAN       THAN      THAN     THAN
                                        THAN     ONE TO     TWO TO   THREE TO  FOUR TO         AT DECEMBER 31,
                                         ONE      TWO        THREE     FOUR     FIVE     ----------------------------
                                        YEAR     YEARS       YEARS     YEARS    YEARS     1997       1996        1995
                                      --------   ------     ------   --------  ------    ------     ------      ------
  Certificate accounts:
0 to 4.00% .......................    $     1   $    --     $   --     $ --     $ --    $      1    $   331    $ 1,474
4.01 to 5.00% ....................      2,581       163         --       --       --       2,744     14,310     18,028
5.01 to 6.00% ....................     90,204    11,907      2,673      615      292     105,691     80,829     44,122
6.01 to 7.00% ....................         22       783      1,049       --       --       1,854      4,053     31,525
7.01 to 8.00% ....................         --        --         --       --       --          --         --          8
                                      -------   -------     ------     ----     ----    --------    -------    -------
 Total ...........................    $92,808   $12,853     $3,722     $615     $292    $110,290    $99,523    $95,157
                                      =======   =======     ======     ====     ====    ========    =======    =======


BORROWINGS

     Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Company may borrow to maintain regulatory liquidity.

     The Company obtains advances from the FHLB-NY on the security of its capital stock of the FHLB-NY and certain of its mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Regulations limit the amount of FHLB-NY advances to 30% of total assets without obtaining specific approval from the Board of Directors of the FHLB-NY. As of December 31, 1997, outstanding advances from the FHLB-NY amounted to $32.0 million.

     The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended December 31, 1997, 1996 and 1995.

                                                                               AT OR FOR THE YEAR
                                                                               ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                           1997        1996        1995
                                                                         -------      ------     --------
                                                                               (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding ....................................       $34,776      $12,417     $ 2,646
 Maximum amount outstanding at any month-end
  during the period .............................................        41,725       27,000       6,000
 Balance outstanding at end of period ...........................        32,000       27,000       2,000
 Weighted average interest rate during the period ...............          6.56%        6.52%       6.53%


SUBSIDIARIES

     The Bank has two wholly-owned subsidiaries, Wayne Savings Financial Services Group, Inc. and Wayne Savings Asset Management Corporation. Financial Services began operation in November 1989 and markets, as a broker, financial products to the customers of the Company and the general public. The products offered include annuities, life insurance, disability insurance, group life insurance, stocks, bonds and mutual funds, financial planning, estate planning, asset management and allocation services. Asset Management has not conducted any activities to date.

PERSONNEL

     As of December 31, 1997, the Company, including Financial Services, had 55 full-time and 8 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The activities of savings institutions, such as the Bank, are governed by the Home Owners' Loan Act, as amended ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company and its operations. Certain of the regulatory requirements applicable to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Company.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

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

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceeding to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings institution has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe manner.

     Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, SAIF insured institutions pay within a range of six cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This amount includes an annual assessment of six basis points to be paid to the Financing Corp. (FICO Bonds). This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1997, amounted to approximately $92,000.

     Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Company's limit on loans to one borrower was $4.5 million. At December 31, 1997, the Company's largest aggregate outstanding balance of loans to one borrower was $2.1 million.

     Qualified Thrift Lender Test ("QTL Test"). The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 77.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1997 was 40.2%, which exceeded the applicable requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Company for the calendar year ended December 31, 1997 totalled $68,000.

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

     Transactions with Related Parties. The Company's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Company may make to insiders based, in part, on the Company's capital position and requires certain board approval procedures to be followed.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Bank's total transaction accounts were in compliance with the Federal Reserve Board requirements.

     Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings as of December 31, 1997.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the executive officers of the Company and Bank who are not directors.


         NAME                  AGE(1)            POSITION(S) HELD WITH THE BANK
        ------                --------           -------------------------------
Michael G. DeBenedette          47        Executive  Vice  President,  Chief  Operating  Officer and  Corporate
                                            Secretary since March 1988.

Robert L. Frega                 43        Senior Vice President, Chief Lending Officer since February 1998 and
                                            Senior Commercial Loan Officer since March 1997. Prior to that he was
                                            Vice President and Commercial Loan Officer with Fleet Bank, NA.

Timothy P. Tierney              55        Vice  President and Chief  Financial  Officer since  September  1994.
                                            Prior  to  that he was  Vice  President  and  Controller  of  Crestmont
                                            Federal Savings and Loan Association.

                                            Position(s) Held With Wayne Savings Financial Services Group, Inc.
                                            ------------------------------------------------------------------
Gary Len                        37        President,  Chief  Operating  Officer since  October  1996.  Prior to that he was Vice President since November 1989.


------------------
(1) As of December 31, 1997.

ITEM 2. PROPERTIES.

     The Company conducts its business through five branch offices and one administrative office, four of which are located in Passaic County, New Jersey and one in Essex County, New Jersey. The following table sets forth information relating to each of the Company's offices and other properties as of December 31, 1997. The total net book value of the Company's premises and equipment at December 31, 1997 was $3.3 million.

                                                                    ORIGINAL                      NET BOOK VALUE
                                                                      YEAR                        OF PROPERTY OR
                                                      LEASED         LEASED        DATE OF           LEASEHOLD
                                                        OR             OR           LEASE          IMPROVEMENTS
        LOCATION                                       OWNED        ACQUIRED     EXPIRATION      DECEMBER 31, 1997
        --------                                      -------       --------     ----------      -----------------
  ADMINISTRATIVE OFFICE:
  1195 Hamburg Turnpike
  Wayne, New Jersey ............................      Owned            1988             --          $2,716,598

  BRANCH OFFICES:
  1501 Hamburg Turnpike
  Wayne, New Jersey ............................      Leased           1992           2001              60,585

  1504 Route 23
  (Packanack Shopping Center)
  Wayne, New Jersey ............................      Leased           1959           2002             101,044

  Valley Ridge Shopping Center
  Valley Road at Preakness Avenue
  Wayne, New Jersey ............................      Leased           1971           2000              98,389

  5 Sicomac Avenue
  North Haledon, New Jersey ....................      Leased           1992           2024              32,512

  363 Route 46
  Fairfield, New Jersey ........................      Leased           1997           2001             137,927

  OTHER PROPERTIES:

  1255 Hamburg Turnpike
  Wayne, New Jersey ............................      Owned            1962(1)          --             159,692


------------------
(1) This property was acquired by the Bank to serve as the Bank's main office. The Bank began building on the property in 1962 and used that facility until 1992. The property is currently being leased to third parties.

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

     None
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appear under "Stockholder Information" in the Registrant's 1997 Annual Report to Stockholders on page 40 and is incorporated herein by reference. On February 11, 1998, the Company had 492 registered stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

     The above captioned information appears under "Selected Financial Data" in the Registrant's 1997 Annual Report to Stockholders on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 4 through 8 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk" in the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of Wayne Bancorp, Inc. and Subsidiary, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages 13 through 39 and are incorporated herein by reference

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1998 at pages 4 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to Director and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1998 at pages 9 through 16, (excluding the Compensation Committee Report and the Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1998 at page 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to Certain Relationships and Related Transactions of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 24, 1998 at page 16.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to
    Stockholders:


                                                                                                           Page
                                                                                                           ----
Independent Auditors' Report ..........................................................................      39
Consolidated Statements of Financial Condition as of December 31, 1997 and 1996 .......................      13
Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 ................      14
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997,
 1996 and 1995 ........................................................................................      15
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 ............   16-17
Notes to Consolidated Financial Statements ............................................................   18-38


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

3.1   Restated Certificate of Incorporation of Wayne Bancorp, Inc.*
3.2   Bylaws of Wayne Bancorp, Inc.*
4.0   Stock Certificate of Wayne Bancorp, Inc. *
10.1  Employment Agreement between Wayne Bancorp, Inc. and Johanna
        O'Connell ***
10.2  Employment Agreement between Wayne Savings Bank,
       F.S.B. and Johanna O'Connell ***
10.3  Form of Change in Control Agreement
       between Wayne Bancorp, Inc. and Certain Executive Officers
10.4 Employment Agreement between Wayne Savings Financial Services Group, Inc. and Gary Len ***
10.5  Employee Severance Compensation Plan *
10.6  Employee Stock Ownership Plan *
10.7  Incentive Stock Plan**
11.0  Earnings  Per Share Computation
13.0  1997 Annual Report
21.0 Subsidiaries-See "Part I--Subsidiaries," which information is incorporated by reference
27.0  Financial Data Schedule

     (b) Reports on From 8-K
          None

---------------
* Incorporated herein by reference to the Exhibits to Form S-1 Registration Statement, as amended, filed on March 18, 1996 Registration Number 333-2488 and declared effective May 13, 1996.

** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Stockholders filed on December 9, 1996.

*** Incorporated  herein by reference to the Exhibits to the Registrant's
    Annual Report on Form 10-K (File No. 20691) filed on March 11, 1997.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WAYNE BANCORP, INC.


                                              By  /s/ HAROLD P. COOK, III
                                                 ----------------------------
                                                     Harold P. Cook, III
                                                Chairman of the Board And CEO

     Dated: March 24, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURE                             TITLE                                  DATE
           ---------                             -----                                  -----
   /s/    HAROLD P. COOK, III             Chairman of the Board, CEO                March 24, 1998
--------------------------------           and Director
         (Harold P. Cook, III)             (Principal Executive Officer)

   /s/     JOHANNA O'CONNELL              President and Director                    March 24, 1998
--------------------------------
          (Johanna O'Connell)

   /s/     WILLIAM J. LLOYD               Director                                  March 24, 1998
--------------------------------
          (William J. Lloyd)

   /s/     DAVID M. COLLINS               Director                                  March 24, 1998
--------------------------------
          (David M. Collins)

   /s/     THOMAS D. COLLINS              Director                                  March 24, 1998
--------------------------------
          (Thomas D. Collins)

   /s/ NICHOLAS S. GENTILE, JR.           Director                                  March 24, 1998
--------------------------------
      (Nicholas S. Gentile, JR.)

   /s/      RONALD HIGGINS                Director                                  March 24, 1998
--------------------------------
           (Ronald Higgins)

   /s/        RICHARD LEN                 Director                                  March 24, 1998
--------------------------------
             (Richard Len)

   /s/       CHARLES LOTA                 Director                                  March 24, 1998
--------------------------------
            (Charles Lota)

   /s/      DENNIS POLLACK                Director                                  March 24, 1998
--------------------------------
           (Dennis Pollack)

   /s/    TIMOTHY P. TIERNEY              V. P. and Comptroller                     March 24, 1998
--------------------------------           (Principal Financial Officer)
         (Timothy P. Tierney)
