Form 10-K/A
period 1997-12-31
WAYNE BANCORP INC /DE/
filed 1998-04-13
CIK 1011032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-K\A
(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1997
                          ----------------------------------

                                     - or -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES |_| EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                                ---------------------    ---------------------

Commission Number:  0-20691

                               WAYNE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New Jersey                                            22-3424621
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           Identification No.)

1195 Hamburg Turnpike, Wayne, New Jersey                             07474
----------------------------------------                           ----------
(Address of principal executive offices)                            Zip Code

Registrant's telephone number, including area code:     (973) 305-5500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES   X      NO
                                                    ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The Registrant's voting stock trades on the Nasdaq National Market under the symbol "WYNE." The aggregate market value of the voting stock held by non-affiliates of the registrant, was $47,731,817 and is based on the last sales price as listed on the Nasdaq Stock Market for March 16, 1998 ($24.875 per share based on 1,918,867 shares of common stock.

         The Registrant had 2,013,124 shares outstanding as or March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1998  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART II




Item 4.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a)(3) Exhibits

         23.  Consent of Independent Auditor

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WAYNE BANCORP, INC.



                              By:      /s/Harold P. Cook, III
                                       -----------------------------------------
                                       Harold P. Cook, III
                                       Chairman of the Board and CEO
                                       (Principal Executive Officer)


                              Date:    April 13, 1998



                              By:      /s/Timothy P. Tierney
                                       -----------------------------------------
                                       Timothy P. Tierney
                                       Vice President and Comptroller
                                       (Principal Financial and Accounting
                                         Officer)

                              Date:    April 13, 1998