Form 10-Q
period 1998-03-31
WAYNE BANCORP INC /DE/
filed 1998-05-15
CIK 1011032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended          March 31, 1998
                                             --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                 to
                                    ---------------    -----------------

     Commission file number    20691
                               -----

                               WAYNE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             22-3424621
                --------                             ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

                 1195 Hamburg Turnpike, Wayne, New Jersey 07474
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 305-5500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 2,013,124 shares of the Registrant's common stock outstanding as of May 12, 1998.

                                    FORM 10-Q
                                      Index

                         PART 1 -- FINANCIAL INFORMATION


Item 1.  Financial Statements.                                           Page(s)

         Consolidated Statements of Financial Condition as of
         March 31, 1998 and December 31, 1997........................          3

         Consolidated Statements of Income for the Three Months
         ended March 31, 1998 and 1997...............................          4

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1998 and 1997........................          5

         Notes to Consolidated Financial Statements..................          6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       7-12


         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................         13

Item 2.  Changes in Securities.......................................         13

Item 3.  Defaults Upon Senior Securities.............................         13

Item 4.  Submission of Matters to a Vote of Security Holders.........         13

Item 5.  Other Information...........................................         13

Item 6.  Exhibits and Reports on Form 8-K............................         14

         Signature Page..............................................         15

Item 1. Financial Statements.

                               WAYNE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 March 31,  December 31,
                                                                                   1998         1997
                                                                                ----------  ------------
Assets:

Cash and due from banks                                                         $   1,466    $   1,577
Interest-bearing deposits in other banks                                            3,943        1,868
Federal funds sold                                                                   --          3,400
                                                                                ----------   ---------
Total cash and cash equivalents                                                     5,409        6,845

Securities available for sale                                                      68,688       73,413
Securities held to maturity, (estimated market value $2,302
and $2,882 in 1998 and 1997, respectively)                                          2,318        2,913
Loans receivable, net                                                             187,185      178,932
Premises and equipment, net                                                         3,331        3,318
Real estate owned, net                                                                223           80
Federal Home Loan Bank of New York stock, at cost                                   2,150        2,150
Interest and dividends receivable                                                   1,659        1,897
Other assets                                                                        1,044          495
                                                                                ----------   ---------
Total assets                                                                    $ 272,007    $ 270,043
                                                                                =========    =========

Liabilities and Stockholders'Equity:

Deposits                                                                        $ 203,532     $198,479
Federal Home Loan Bank advances                                                    32,000       32,000
Advance payments by borrowers for taxes and insurance                                 876          914
Other liabilities                                                                   1,067        4,706
                                                                                ----------   ---------
Total liabilities                                                                 237,475      236,099
                                                                                ----------   ---------

Stockholders' Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued           --            --
Conunon stock, $0.01 par value, 8,000,000 shares authorized, 2,231,383 shares issued and 2,013,124 shares outstanding at March 31, 1998 and 2,231,383
issued and 2,013,823 outstanding at December 31, 1997                                  22           22
Paid-in capital                                                                    21,460       21,264
Retained earnings, substantially restricted                                        19,920       19,623
Treasury stock at cost, 218,259 shares at March 31, 1998 and 217,560
shares at December 31 , 1997                                                       (4,433)      (4,417)
Unallocated common stock held by the ESOP                                          (1,560)      (1,604)
Common stock held by the MRP                                                       (1,205)      (1,262)
Accumulated other comprehensive income-
Net unrealized gain on securities available for sale                                  328          318
                                                                                ----------   ---------
Total stockholders' equity                                                         34,532       33,944
                                                                                ----------   ---------
Total liabilities and stockholders' equity                                      $ 272,007    $ 270,043
                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                              Three Months
                                                                 Ended
                                                                March 31,
                                                          ----------------------
                                                            1998        1997
                                                          --------   ---------
Interest income:
Loans                                                      $3,516      $2,894
Securities available for sale                               1,223       1,426
Securities held to maturity                                    27          44
Short tenti and other investments                              61          69
                                                           ------      ------
Total interest income                                       4,827       4,433
                                                           ------      ------

Interest expense:
Deposits                                                    2,043       1,799
Federal Home Loan Bank advances                               540         455
                                                           ------      ------
Total interest expense                                      2,583       2,254
                                                           ------      ------

Net interest income before provision for loan losses        2,244       2,179
Provision for loan losses                                      70         125
                                                           ------      ------
Net interest income after provision for loan losses         2,174       2,054
                                                           ------      ------

Other income:
Loan fees and service charges                                  77          60
Gain on sale of real estate owned                               -          50
Other                                                          98          73
                                                           ------      ------
Total other income                                            175         183

Other expenses:
Compensation and employee benefits                            848         614
Occupancy                                                     113          96
Equipment                                                      55          40
Data processing services                                       80          70
Advertising                                                    26          37
Federal insurance premiums                                     30           6
Real estate owned operations                                   15           3
Other                                                         532         525
                                                           ------      ------
Total other expenses                                        1,699       1,391
                                                           ------      ------

Income before income tax expense                              650         846
Income tax expense                                            255         342
                                                           ------      ------
Net income                                                 $  395      $  504
                                                           ======      ======

Basic earnings per share                                   $  .22      $ 0.25
                                                           ======      ======
Basic weighted average shares                               1,804       1,995
                                                           ======      ======
Diluted earnings per share                                 $ 0.22      $  0.27
                                                           ======      =======
Diluted weighted average shares                             1,824        1,882
                                                           ======      =======


See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        1998       1997
                                                                                    ----------- -------------

                                                                                      (Dollars in thousands)

Cash flows from operating activities:
  Net income                                                                          $     395    $   504
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses and real estate owned                                          75        125
    Depreciation and amortization                                                            58         45
    Net (accretion) of discounts and amortization of premiums                                30         26
    Decrease (increase) in deferred loan fees                                                 9        (84)
    Decrease in interest and dividends receivable                                           238        300
    (Increase) in other assets                                                             (430)       (50)
    (Decrease) increase in other liabilities                                             (3,636)       506
    Gain on sale of real estate owned                                                         -         50
                                                                                      ---------    -------
        Net cash (used in) provided by operating activities                              (3,261)     1,422
                                                                                      ---------    -------

Cash flows from investing activities:
    Calls of securities available for sale                                                2,500          -
    Purchases of securities available for sale                                             (300)       (27)
    Principal repayments on securities held to maturity                                     584        243
    Principal repayments on securities available for sale                                 2,509      1,629
    Net increase in loans receivable                                                     (7,974)    (7,476)
    Purchase of loans                                                                      (488)         -
    Additions to premises and equipment                                                     (71)      (101)
    Purchase of Federal Home Loan Bank stock                                                  -       (235)
                                                                                      ---------    -------
        Net cash used in investing activities                                            (3,240)    (5,967)
                                                                                      ---------    -------
Cash flows from financing activities:
    Net increase in deposits                                                              5,053      1,955
    (Decrease) increase in advance payments by borrowers for taxes and insurance            (38)        72
    Dividends paid                                                                         (101)      (107)
    ESOP shares allocated                                                                   110         76
    Amortization of MRP                                                                      57          -
    Purchase of treasury stock                                                              (16)    (1,248)
                                                                                      ---------    -------
        Net cash provided by financing activities                                         5,065        748
                                                                                      ---------    -------

        Net decrease in cash and cash equivalents                                        (1,436)    (3,797)

Cash and cash equivalents at beginning of period                                          6,845      6,943
                                                                                      ---------    -------
Cash and cash equivalents at end of period                                            $   5,409    $ 3,146
                                                                                      =========    =======

Supplemental information:
    Cash paid during the period for:
    Interest                                                                          $  2,043    $  2,255
                                                                                      =========    =======
    Taxes                                                                             $    261    $      -
                                                                                      =========    =======
    Transfer of loans receivable to real estate owned                                 $    147    $      -
                                                                                      =========    =======


See accompanying notes to consolidated financial statements.

                               Wayne Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note 1 -  Basis of presentation
          ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiaries, Wayne Savings Bank, F.S.B. ("Bank") and its subsidiaries as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997, respectively, and the Company's newly formed subsidiary, Wayne Ventures, Inc. as of March 31, 1998 and for the three month period ended March 31, 1998. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire calendar year or any other period. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, and the notes thereto.

Note 2 - Organization of the Holding Company and conversion to stock form of ownership
          ----------------------------------------------------------------------

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

Note 3 - Earnings per share
         ------------------

For purposes of calculating basic earnings per share, the weighted average number of common shares, for the quarter ended March 31, 1998 and 1997 was 1,803,725 and 1,994,865, respectively. Diluted weighted average shares included common stock equivalents of 20,309 and 112,710 at March 31, 1998 and 1997, respectively. The diluted weighted average number of common shares, for the quarter ended March 31, 1998 and 1997 was 1,824,034 and 1,882,164, respectively.

Note 4 - Comprehensive income
         --------------------

During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income for the three months ended March 31, 1998 and 1997 was $405,000 and $101,000. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial condition
-------------------

General
-------

Wayne Bancorp, Inc. is the holding company for Wayne Savings Bank, F.S.B. a federally chartered stock savings bank. The Bank converted from a mutual to a stock savings bank on June 27, 1996 in conjunction with the issuance of the Bank's capital stock to the Company. The Company also owns all of the capital stock of Wayne Ventures, Inc.

Assets
------

Total assets increased $2.0 million or 0.7% to $272.0 million at March 31, 1998 from $270.0 million at December 31, 1997 due primarily to an $8.3 million increase in loans receivable, net from $178.9 million at December 31, 1997 to $187.2 million at March 31, 1998. Such increase was partially offset by a decrease in cash and cash equivalents of $1.4 million or 21.0% to $5.4 million at March 31, 1998 from $6.8 million at December 31, 1997. The Company also experienced a decrease of $5.3 million in securities held to maturity and securities available for sale, which was the result of principal repayments and prepayments. Also contributing to this decrease was the call of a $2.5 million available for sale security in the quarter ended March 31, 1998.

Loan originations during the quarter ended March 31, 1998 totalled $22.7 million (comprised of $6.0 million of residential one-to four-family mortgage loans, $5.6 million of home equity loans, $5.9 million of commercial real estate loans, $1.1 million of multi-family loans, $1.5 million of investment in a joint venture, $935,000 of construction loans, $1.6 million of commercial business loans and $73,000 of consumer loans.) The Company's newly formed subsidiary, Wayne Ventures, Inc., entered into a joint venture to construct and market 14 single family homes in the Township of Wayne, New Jersey. During the first quarter of 1998, principal repayments and prepayments on loans totalled $14.9 million. During the same quarter of 1997, loan originations totalled $12.4 million and principal repayments and prepayments totalled $4.7 million.

Liabilities
-----------

Deposits increased by $5.1 million between December 31, 1997 and March 31, 1998 due to interest credited of $2.1 million, and an excess of deposits over withdrawals of $3.0 million.

Other liabilities decreased $3.6 million and is primarily the result of the payment, in January 1998, for the purchase of a $4.0 million Federal Farm Credit Banks note, at a rate of 6.1%, that was recorded in December 1997.


Non performing loans and allowance for loan losses
--------------------------------------------------

Non performing loans at March 31, 1998 and March 31, 1997 were as follows:

                                                       1998          1997
                                                       ------------------
                                                     (Dollars in thousands)

Loans delinquent 90 days or more and other non-
performing loans                                       $2,213       $2,084
Loans delinquent 90 days or more and other non-
performing loans as a percentage of total loans
outstanding                                              1.17%        1.34%
Allowance for loan losses as a percent of
nonperforming loans                                    101.22%       91.84%


The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997:

                                                       1998          1997
                                                       ------------------
                                                     (Dollars in thousands)

Balance at beginning of period                         $2,170       $1,789

Provision for losses                                       70          125
                                                       ------       ------
Balance at end of period                               $2,240       $1,914
                                                       ======       ======


Asset/liability management
--------------------------

Management's strategy has been to operate as a community oriented financial institution by offering a variety of financial services to meet the needs of the communities it serves while maintaining capital in excess of regulatory requirements and monitoring the sensitivity of the Company's assets and liabilities to interest rate fluctuations. The Board of Directors has sought to accomplish these goals by: (i) attracting and maintaining low-cost savings and transaction accounts, as well as money market accounts, which management believes provide the Company with a stable source of funds; (ii) focusing its lending on the origination of one- to four-family, owner-occupied residential mortgage loans, including home equity loans; (iii) supplementing its one- to four-family residential lending activities with commercial business, commercial real estate, multi-family, construction and consumer loans and most recently entering into a single joint venture, in accordance with the Company's underwriting guidelines; (iv) purchasing short-to-intermediate term investment and mortgage-backed securities to complement the Company's lending activities;
(v) emphasizing shorter-term loans and investments and adjustable rate assets when market conditions permit; and (vi) controlling growth.

As part of management's review of its assets and liabilities, the Company considers the interest sensitivity of its assets and liabilities and targets what it believes to be an acceptable level of risk based on the Company's business focus, operating environment, capital and liquidity requirements, and performance objectives. Management seeks to reduce the vulnerability of the Company's operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing periods. The Company does not currently engage in trading activities or use off-balance sheet derivative instruments to control interest rate risk. Even though trading activities or use of off-balance sheet derivative instruments may be permitted with the approval of the Board of Directors, management does not intend to engage in such activities in the immediate future.

In managing the Company's assets and liabilities, the Company has taken certain actions to decrease the sensitivity of its assets and liabilities to fluctuations in interest rates. A significant component of the Company's operating strategy has been to maintain its interest rate spread by maintaining a core deposit base. The Company has sought to maintain and attract new deposits by pricing its deposits competitively, but generally not among the highest interest rates in its market area, and relying on personalized customer service and advertising. The Company maintains a core deposit base while employing this strategy.

At March 31, 1998, total interest- bearing liabilities maturing or repricing within one year exceeded total interest- earning assets maturing or repricing within the same period by $30.6 million, representing a one-year negative cumulative gap of 10.3%.

Liquidity and capital
---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity ratio is currently 4.0%. The Bank's liquidity ratio was 37.9% at March 31, 1998 compared with 40.2% at December 31, 1997.

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

The Company's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998 and December 31, 1997, cash and cash equivalents totaled $5.4 million and $6.8 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at March 31, 1998, totalled $32.0 million. If needed, the Bank may borrow an additional $49.6 million from the FHLB-NY.

At March 31, 1998, the Company had outstanding commitments to fund loan originations of $8.5 million. There were no commitments to purchase securities or mortgage-backed securities at March 31, 1998.





As of March 31, 1998, the Bank exceeded all regulatory capital requirements as detailed in the following table:

                                   Tangible Capital        Core Capital     Risk-Based Capital
                                   ----------------    -------------------  ------------------
                                    Amount  Percent     Amount  Percent(1)    Amount  Percent
                                    ------  -------     ------  -------       ------  -------

Capital for regulatory purposes    $28,550   10.6%     $28,550   10.6%        $30,128   22.4%
Minimum regulatory requirement       4,040    1.5%       8,080    3.0%         10,748    8.0%
                                    ------   ----       ------   ----          ------   ----

Excess                             $24,510    9.1%     $20,470    7.6%%       $19,380   14.4%
                                   =======    ===      =======    ===         =======   ====

(1)  Tangible   and core  capital  is shown as a  percentage  of total  adjusted
     assets.   Risk-based   capital   levels  are  shown  as  a  percentage   of
     risk-weighted assets.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997

General The Company reported net income of $395,000 for the three months ended March 31, 1998 compared with net income of $504,000 for the three months ended March 31, 1997. The decrease in net income was primarily attributable to the increase in compensation and employee benefits of $234,000 offset by a $112,000 increase in net interest income after provision for loan losses.

Interest income Interest income increased $394,000, or 8.9% to $4.8 million for the three months ended March 31, 1998 from $4.4 million for the three months ended March 31, 1997. The increase was primarily the result of higher outstanding average balances on interest earning assets.

Interest income on loans receivable, net increased $622,000, or 21.5% to $3.5 million for the three months ended March 31, 1998, from $2.9 million for the comparable three month period in 1997 primarily as a result of an increase in average balance of loans of $33.7 million, partially offset by a slight decrease in the average yield to 7.59% for the three months ended March 31, 1998 from 7.61% for the comparable three month period in 1997. The increase in the average balance of loans between the periods was due to the increase in loan originations of $22.7 million for the first quarter of 1998 versus $12.4 million for the comparable 1997 quarter.

Interest income on securities available for sale decreased $203,000 during the first quarter of 1998 as a result of a decrease in average outstanding balance of $9.2 million in the available for sale portfolio. The average balance of the available for sale portfolio for the three months ended March 31, 1998 was $71.6 million compared with $80.8 million for the comparable period in 1997. The decline in the available for sale portfolio is the result of management's decision to use cash flows from the investment portfolio to fund loan growth. In addition, the yield on the available for sale portfolio decreased 23 basis points to 6.83% for the quarter ended March 31, 1998 from 7.06% in the prior period.

Interest expense Interest expense increased $329,000, or 14.6% to $2.6 million for the three months ended March 31, 1998 from $2.3 million for the three months ended March 31, 1997.

Interest on deposits increased $244,000, to $2.0 million for the three months ended March 31, 1998 from $1.8 million for the comparable three months ended March 31, 1997. The increase in interest expense on deposits was due to an increase in the average balance of $21.2 million as well as an increase of 11 basis points in the cost of deposits to 4.13% for the three months ended March 31, 1998 from 4.02% for the three months ended March 31, 1997.

Net interest income Net interest income before provision for loan losses increased $65,000 to $2.2 million for the three months ended March 31, 1998. The increase reflects an increase in the average balances of loans receivable, net of $33.7 million for the three months ended March 31, 1998 over the comparable prior year period, offset by a $9.2 million decrease in the average balances of securities available for sale for the three months ended March 31, 1998 over the comparable period in 1997. Offsetting this net increase in assets was an increase in the average balance of deposits of

$21.2 million and an increase in the average balance of advances of $5.4 million for the three months ended March 31, 1998 compared with the same period in 1997.

Provision for loan losses The adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Company provided $70,000 for loan losses for the three months ended March 31, 1998 compared with $125,000 for the comparable three month period in 1997, which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the three months ended March 31, 1998 was $175,000 compared with $183,000 for the comparable three month period in 1997. The decrease is due to the $50,000 gain on sales of real estate owned recognized during the quarter ended March 31, 1997 offset by increases in loan fees and service charges and in other income for the three months ended March 31, 1998.

Other expenses Other expenses increased $308,000 or 22.1% for the three months ended March 31, 1998 to $1.7 million from $1.4 million for the comparable three-month period in 1997. The increase is primarily the result an increase of $234,000 in compensation and employee benefits expense, and an increase in Federal insurance premiums of $24,000.

The increase in compensation and employee benefits expense is the result of opening a branch office in Fairfield, N. J., in the second quarter of 1997, normal annual merit increases and costs related to loan production. Also contributing to the increase was the final payment of $67,000 related to the onetime non-recurring cost to purchase the rights under a contract entered into in 1989 which established Wayne Savings Financial Services Group, Inc. The increase in Federal insurance premiums is the result of the credit received in the first quarter of 1997 that represents the overpayment, recorded in the third quarter of 1996, to recapitalize the Savings Association Insurance Fund. The high level of other expenses in both quarters is the result of the legal and professional fees incurred in the proxy fight with a dissident stockholder group.

Income tax expense Income tax expense was $255,000 which represents an effective tax rate of 39.2% for the three months ended March 31, 1998 compared with income tax expense of $342,000 which represents an effective tax rate of 40.4% for the three months ended March 31, 1997.

Part II - Other Information

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making of real property loans and other issues incident to the business of the Company.There were no law suits pending or known to be contemplated against the Company at March 31, 1998 that would have a material effect on the operations of income of the Company or the Bank, taken as a whole.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On March 31, 1998 stockholders approved the election of three directors for terms of three years each or until their successors are elected. Following is the result of the voting:

                                       For                   Withheld

         Thomas D. Collins            835,487                 32,254
         Johanna O'Connell          1,607,570                 31,654
         Nicholas S. Gentile, Jr.   1,604,470                 34,754

         On March 24, 1998 stockholders approved the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the calendar year ending December 31, 1998. Following is the result of the voting:

                           For                             1,607,027
                           Against                            11,000
                           Abstained                          21,197

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      A. Exhibits
         3.1    Certificate of  incorporation  of Wayne Bancorp,  Inc.*
         3.2    Bylaws of Wayne Bancorp, Inc.*
         4.0    Stock Certificate of Wayne Bancorp, Inc.*
        10.1    Employment Agreement between Wayne Bancorp, Inc. and Johanna
                  O'Connell**
        10.2    Employment Agreement between Wayne Savings Bank, F.S.B. and
                  Johanna O'Connell**
        10.3    Form of Change in Control Agreement between Wayne Bancorp, Inc.
                  and Certain Executive Officers**
        10.4    Employment Agreement between Wayne Savings Financial Services
                  Group, Inc. and Gary Len**
        10.5    Employee Severance Compensation Plan
        10.6    Employee Stock Ownership Plan
        10.7    Incentive Stock Plan
        27.0    Financial Data Schedule (in electronic filing only)
      B. Reports on Form 8-K
          On March 23, 1998, the Registrant filed a Current Report on Fomr8-K regarding a press release dated March 20, 1998 in which the Registrant announced that the Board of Directors has determined that it is in the best interest of its stockholders to seek a sale or merger of the Company and that it engaged Sandler O'Neil & Partners, L.P. to assist the Registrant in seeking a partner (Items 5, 7).

--------------------
* Incorporated herein by reference from the Exhibits to Form S-1 Registrations Statement and all amendments thereto, filed March 18, 1996, Registration Number 333-2488 and declared effective May 13, 1996.
** Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K, (File No. 20691) filed on March 11, 1997.
*** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Stockholders filed on December 9, 1996.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WAYNE BANCORP, INC.
                                 -----------------------------------------------
                                          Registrant


Date:  May 12, 1998              By:  /s/ Johanna O'Connell
                                      ---------------------
                                      Johanna O'Connell,
                                      President



Date:  May 12, 1998              By:  /s/ Timothy P. Tierney
                                      ----------------------
                                      Timothy P. Tierney,
                                      Vice President & Controller