Form 10-K/A
period 1997-12-31
WAYNE BANCORP INC /DE/
filed 1998-07-22
CIK 1011032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-K/A
(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended         December 31, 1997
                          ----------------------------------

                                     - or -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES |_| EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    --------------------
Commission Number:  0-20691

                               WAYNE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                     DELAWARE                                 22-3424621
---------------------------------------------             ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
  or organization)                                        Identification No.)

1195 HAMBURG TURNPIKE, WAYNE, NEW JERSEY                        07474
----------------------------------------                       --------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:     (973) 305-5500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                             ---------

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

         THE REGISTRANT'S VOTING STOCK TRADES ON THE NASDAQ NATIONAL MARKET UNDER THE SYMBOL "WYNE." THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON- AFFILIATES OF THE REGISTRANT, WAS $47,731,817 AND IS BASED ON THE LAST SALES PRICE AS LISTED ON THE NASDAQ STOCK MARKET FOR MARCH 16, 1998 ($24.875 PER SHARE BASED ON 1,918,867 SHARES OF COMMON STOCK.

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

         Exhibit 13 to this report is being refiled to include a page inadvertently omitted during printing of the Form 10-K as filed on March 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WAYNE BANCORP, INC.



                                   By:      /s/ Harold P. Cook, III
                                            ------------------------------------
                                            Harold P. Cook, III
                                            Chairman of the Board and CEO
                                            (Principal Executive Officer)


                                   Date:    July 22, 1998



                                   By:      /s/ Timothy P. Tierney
                                            ------------------------------------
                                            Timothy P. Tierney
                                            Vice President and Comptroller
                                            (Principal Financial and Accounting
                                              Officer)

                                   Date:    July 22, 1998