Form 10-Q
period 1998-06-30
WAYNE BANCORP INC /DE/
filed 1998-08-14
CIK 1011032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
(Mark One)

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 1998

                                         -------------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ________________ to _______________

            Commission file number 20691
                                   -----

                               WAYNE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   22-3009651
--------------------------------------   ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
      incorporation or organization)

                 1195 Hamburg Turnpike, Wayne, New Jersey 07474
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

There were 2,013,392 shares of the Registrant's common stock outstanding as of August 11, 1998.

                                    FORM 10-Q
                                      Index

                         PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page(s)
                                                                       -------

         Consolidated Statements of Financial Condition as of
         June 30, 1998 and December 31, 1997............................3

         Consolidated Statements of Income for the Three Months
         and Six Months ended June 30, 1998 and 1997....................4

         Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1998 and 1997...................................5

         Notes to Consolidated Financial Statements.....................6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................8-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......15


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings................................................16

Item 2.  Changes in Securities............................................16

Item 3.  Defaults Upon Senior Securities..................................16

Item 4.  Submission of Matters to a Vote of Security Holders..............16

Item 5.  Other Information................................................16

Item 6.  Exhibits and Reports on Form 8-K.................................16


         Signature Page...................................................17


Item 1.      Financial Statements

                               WAYNE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                               June 30,       December 31,
                                                                                 1998            1997
                                                                             -------------   -------------
                                                                              (Unaudited)

Assets:
Cash and due from banks                                                         $   1,443    $   1,577
Interest-bearing  deposits in other banks                                           3,595        1,868
Federal funds sold                                                                  5,000        3,400
                                                                                ---------    ---------
   Total cash and cash equivalents                                                 10,038        6,845
Securities available for  sale                                                     62,036       73,413
Securities held to maturity, (estimated market value $1,902
and $2,882 in 1998 and 1997, respectively)                                          1,912        2,913
Loans receivable, net                                                             191,739      178,932
Premises and equipment, net                                                         3,457        3,318
Real estate owned,  net                                                               331           80
Federal Home Loan Bank of New York stock, at cost                                   2,150        2,150
Interest and dividends receivable                                                   2,113        1,897
Other assets                                                                        1,559          495
                                                                                ---------    ---------
   Total assets                                                                 $ 275,335    $ 270,043
                                                                                =========    =========
Liabilities and Stockholders' Equity:

Deposits                                                                        $ 207,825    $ 198,479
Federal Home Loan Bank advances                                                    30,000       32,000
Advance payments by borrowers for taxes and insurance                               1,000          914
Other  liabilities                                                                  1,343        4,706
                                                                                ---------    ---------
   Total  liabilities                                                             240,168      236,099
                                                                                ---------    ---------
Stockholders'  Equity:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized, none
  issued                                                                                -            -
Common stock, $0.01 par value, 8,000,000 shares authorized,
  2,231,383 shares issued and 2,013,124 shares outstanding at June
  30, 1998 and 2,231,383 issued and 2,013,823  outstanding at
  December 31, 1997                                                                    22           22
Paid-in capital                                                                    21,640       21,264
Retained earnings, substantially restricted                                        20,370       19,623
Treasury stock at cost, 218,259 shares at June 30, 1998 and 217,560
  Shares at December 31, 1997                                                      (4,433)      (4,417)
Unallocated common stock held by the ESOP                                          (1,502)      (1,604)
Unallocated common stock held by the MRP                                           (1,148)      (1,262)
Accumulated other comprehensive income-
  Net unrealized gain on securities available for sale                                218          318
                                                                                ---------    ---------
Total stockholders' equity                                                         35,167       33,944
                                                                                ---------    ---------
Total liabilities and stockholders'equity                                       $ 275,335    $ 270,043
                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                 June 30,
                                                           ------------------       ----------------
                                                           1998          1997       1998        1997
                                                           -------    -------       ------    ------
Interest income:
  Loans                                                    $3,685      $3,158       $7,201    $6,052
  Securities available for sale                             1,120       1,377        2,343     2,803
  Securities held to maturity                                  17          46           44        90
  Short term  and other investments                            94          38          155       107
                                                            -----       -----        -----     -----
       Total interest income                                4,916       4,619        9,743     9,052
                                                            -----       -----        -----     -----
Interest expense:
  Deposits                                                  2,109       1,855        4,152     3,654
  Federal Home Loan Bank advances                             526         547        1,066     1,002
                                                            -----       -----        -----     -----
      Total interest expense                                2,635       2,402        5,218     4,656
                                                            -----       -----        -----     -----
  Net interest income before provision for Loan losses      2,281       2,217        4,525     4,396
Provision for loan losses                                      60          75          130       200
                                                            -----       -----        -----     -----
  Net interest income after provision for loan losses       2,221       2,142        4,395     4,196

Other income:
  Loan fees and service charges                                95          61          172        12
  Gain on sale of securities available for sale                95                       95
  Gain on sale of real estate owned                             -           -            -        50
  Other                                                        96          84          194       157
                                                            -----       -----        -----     -----
      Total other income                                      286         145          461       328

Other expenses:
  Compensation and employee benefits                          767         646        1,615     1,260
  Occupancy                                                   133         123          246       219
  Equipment                                                    59          46          114        86
  Data processing services                                     82          63          162       133
  Advertising                                                  34          51           60        88
  Federal insurance premiums                                   30          29           60        35
  Real estate owned expense, net                               20           2           35         5
  Other                                                       444         509          976     1,034
                                                            -----       -----        -----     -----
      Total other expenses                                  1,569       1,469        3,268     2,860
                                                            -----       -----        -----     -----
Income before income tax expense                              938         818        1,588     1,664
      Income tax expense                                      385         293          640       635
                                                            -----       -----        -----     -----
Net income                                                   $553        $525         $948    $1,029
                                                            =====       =====        =====     =====

Basic earnings per share                                    $0.30       $0.28        $0.52     $0.53
                                                            =====       =====        =====     =====
Basic weighted average shares                               1,808       1,884        1,806     1,939
                                                            =====       =====        =====     =====
Diluted earnings per share                                  $0.30       $0.27        $0.52     $0.52
                                                            =====       =====        =====     =====
Diluted weighted average shares                             1,810       1,909        1,817     1,965
                                                            =====       =====        =====     =====



See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            June  30,
                                                                                     ----------------------
                                                                                        1998        1997
                                                                                     ----------   ---------
                                                                                    (Dollars  in thousands)
Cash flows from operating activities:
  Net income                                                                          $    948    $  1,029
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for losses on loans and real estate owned                                    150         200
    Depreciation and amortization                                                          119          93
    Net (accretion) of discounts and amortization of premiums                               72          24
    Decrease (increase) in deferred loan fees                                               (5)         28
    Gain on sale of real estate owned                                                        -         (50)
    Gain on sale of securities available for sale                                          (95)          -
    Increase in  interest and dividends receivable                                        (216)       (131)
    Increase in other assets                                                            (1,009)         (1)
    Increase (decrease) in other liabilities                                            (3,161)         65
                                                                                      --------    --------
       Net cash provided by (used in) operating activities                              (3,197)      1,257
                                                                                      --------    --------
Cash flows from investing activities:
    Calls of securities available for sale                                               5,000         500
    Purchases of securities available for sale                                            (300)        (55)
    Proceeds from sales of securities available for sale                                   525           -
    Principal repayments on securities  held to  maturity                                  979         257
    Principal repayments on securities available for sale                                6,011       3,637
    Net increase in loans receivable                                                   (13,172)    (24,893)
    Additions to premises and equipment                                                   (258)       (125)
    Purchase of Federal Home Loan Bank stock                                                 -        (458)
                                                                                      --------    --------
       Net cash used in investing activities                                            (1,215)    (21,137)
                                                                                      --------    --------

Cash flows from financing activities:
    Net increase in deposits                                                             9,346       6,013
    Federal Home Loan Bank advances (repaid) acquired, net                              (2,000)     12,805
    Increase in advance payments by borrowers for taxes and insurance                       86         117
    Dividends paid                                                                        (201)       (206)
    ESOP shares allocated                                                                  276         152
    Purchase of MRP shares                                                                   -      (1,361)
    Amortization of MRP                                                                    114           -
    Purchase of treasury stock                                                             (16)     (1,851)
                                                                                      --------    --------
       Net cash provided by financing activities                                         7,605      15,669
                                                                                      --------    --------
       Net increase (decrease) in cash and cash equivalents                              3,193      (4,211)
                                                                                      --------    --------

Cash and cash equivalents at beginning of period                                         6,845       6,943
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $ 10,038    $  2,732
                                                                                      ========    ========
Supplemental information:
    Cash paid during the period for:
      Interest                                                                        $  5,222    $  3,566
                                                                                      ========    ========
      Income taxes                                                                    $    529    $    637
                                                                                      ========    ========
    Transfer of loans receivable to real estate owned                                 $    123    $      -
                                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                               Wayne Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Wayne Bancorp, Inc. ("Company") and its wholly-owned subsidiaries, Wayne Savings Bank, F.S.B. ("Bank"), and its subsidiaries and the Company's newly formed subsidiaries, Wayne Ventures, Inc. and Wayne Title, Inc. as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire calendar year. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997, and the notes thereto.

Note 2 - Organization of the Company and conversion to stock form of ownership
         ---------------------------------------------------------------------

Wayne Bancorp, Inc. was organized for the purpose of acquiring all of the capital stock of the Bank that was issued in the conversion from a federally chartered mutual savings bank to a stock savings bank pursuant to a Plan of Conversion (Conversion) via the issuance of common stock. On June 27, 1997, the Company completed an initial public offering. The offering resulted in the sale of 2,231,383 shares of common stock which, after giving effect to offering expenses of $1.3 million and 178,511 shares issued to the Bank's tax qualified Employee Stock Ownership Plan (ESOP), resulted in net proceeds of $21.0 million. Pursuant to the Conversion, the Bank transferred all of its outstanding shares to the Company. The Bank may not declare or pay cash dividends or repurchase any of its shares of common stock if the effect of these would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Note 3 - Earnings per share
         ------------------

For purposes of calculating basic earnings per share, the weighted average number of common shares, for the six months ended June 30, 1998 and 1997 was 1,805,746 and 1,939,031 respectively. Diluted weighted average shares included potential common stock of 11,222 and 25,637 for the six months June 30, 1998 and 1997, respectively. The diluted weighted average number of common shares, for the six months ended June 30, 1998 and 1997 was 1,816,968 and 1,964,668, respectively. For purposes of calculating basic earnings per share, the weighted average number of common shares, for the quarter ended June 30, 1998 and 1997 was 1,807,746 and 1,883,811 respectively. Diluted weighted average shares included potential common stock of 2,295 and 25,637 for the quarter ended June 30, 1998 and 1997, respectively. The diluted weighted average number of common shares, for the quarter ended June 30, 1998 and 1997 was 1,810,041 and 1,909,448, respectively.

Note 4 - Comprehensive income
         --------------------

During the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Company's total comprehensive income for the six months ended June 30, 1998 and 1997 was $848,000 and $1.2 million, respectively. For the three months ended June 30, 1998 and 1997 total comprehensive income was $443,000 and $1.1 million, respectively. The difference between the Company's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

Note 5 - Reorganization and Merger Agreement with Valley National Bancorp.
         ----------------------------------------------------------------

On May 29, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") to be acquired by Valley National Bancorp, Wayne, New Jersey ("Valley"). Under the terms of the Agreement, Valley will acquire through a tax-free reorganization each outstanding share of the Company's common stock in exchange for 1.1 shares of Valley common stock. In addition, the Bank will be merged with and into Valley National Bank, Valley's wholly owned subsidiary. The acquisition is subject to regulatory and Company shareholder approval and other conditions, and is expected to close in October 1998. Regardless of whether the proposed acquisition is consummated, the following discussion addresses the financial condition, results of operation, liquidity and capital resources and ongoing strategy of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial condition
-------------------


Assets
------

Total assets increased $5.3 million or 2.0% to $275.3 million at June 30, 1998 from $270.0 million at December 31, 1997 due primarily to an increase in loans receivable, net of $12.8 million from $178.9 million at December 31, 1997 to $191.7 million at June 30, 1998.

Loan originations during the quarter ended June 30, 1998 totalled $16.4 million. These originations consisted of $7.5 million of residential one-to four-family mortgage loans, $5.8 million of home equity loans, $568,000 of commercial construction loans, $50,000 of residential construction loans, $2.0 million of commercial real estate loans, $466,000 of commercial business loans and $57,000 of consumer loans. During the second quarter of 1998, principal repayments totalled $12.0 million. During the same quarter of 1997, loan originations totalled $22.6 million and principal repayments totalled $7.5 million.

The decline of $12.4 million in securities held to maturity and securities available for sale was primarily due to principal repayments and prepayments and $5.0 million of calls on securities available for sale during the six months ended June 30, 1998.

Liabilities
-----------

Deposits increased $9.3 million between December 31, 1997 and June 30, 1998 due to an excess of deposits over withdrawals of $5.1 million as well as interest credited of $4.2 million.

Federal Home Loan Bank advances decreased $2.0 million from $32.0 million at December 31, 1997 to $30.0 million at June 30, 1998 due to the maturity of higher costing advances.

Other liabilities decreased $3.4 million to $1.3 million at June 30, 1998 from $4.7 million at December 31, 1997. This decrease represents the liability recorded, in December 1997, to reflect the purchase of a $4.0 million Federal Farm Credit Banks Note at 6.1%, that was paid for in January 1998.

Non performing loans and allowance for loan losses
--------------------------------------------------

Non performing loans at June 30, 1998 and June 30, 1997 were as follows:

                                             1998                1997
                                        ----------------------------------------
                                                (Dollars in thousands)

Loans delinquent 90 days or more and
other non-performing  loans                 $1,874              $2,378
Loans delinquent 90 days or more and
other non-performing loans as a p
percentage of total loans outstanding         0.97%               1.38%
Allowance for loan losses as a percent
of non performing loans                     122.36%              83.64%

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997:


                                             1998                1997
                                        ----------------------------------------
                                                (Dollars in thousands)

Balance  at  beginning  of  period           $2,170              $1,789

Provision for losses                            130                 200

Loans charged off                                 7                   -
                                              -----               -----
Balance at end of period                     $2,293              $1,989
                                              =====               =====

Asset/liability management
--------------------------

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

At June 30, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same period by $31.8 million, representing a one-year negative cumulative gap of 11.5%.

Liquidity and capital
---------------------

The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is based on a percentage of withdrawable deposits and short-term borrowings. The minimum required liquidity ratio is currently 4.0%. The Bank's liquidity ratio was 35.6% at June 30, 1998 compared with 40.2% at December 31, 1997.

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

The Bank's most liquid assets are cash and cash equivalents, which include interest-bearing deposits and short-term highly liquid investments (such as federal funds) with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1998 and December 31, 1997, cash and cash equivalents totaled $10.0 million and $6.8 million, respectively.

The Company and the Bank have other sources of liquidity that include investment securities maturing within one year, and securities available for sale. Other sources of funds include Federal Home Loan Bank of New York ("FHLB-NY") advances, which at June 30, 1998, totalled $30.0 million. If needed, the Bank may borrow an additional $52.6 million from the FHLB-NY.

As of June 30, 1998, the Bank exceeded all regulatory capital requirements as detailed in the following table:


                                   Tangible Capital         Core Capital        Risk-Based Capital
                                ------------------------------------------------------------------
                                  Amount  Percent(1)      Amount  Percent(1)    Amount  Percent(1)
                                --------  ----------    --------  ----------  --------  ----------
Capital for regulatory
  purposes                       $29,262     10.7%      $29,262      10.7%     $30,877     22.5%
Minimum regulatory
  requirement                      4,086      1.5%        8,173       3.0%      10,979      8.0%
                                  ------    -----        ------     -----       ------    -----
Excess                           $25,176      9.2%      $21,089       7.7%     $19,898     14.5%
                                  ======    =====        ======     =====       ======    =====

(1)  Tangible  and  core  capital  is shown as a  percentage  of total  adjusted
     assets.   Risk-based   capital   levels  are  shown  as  a  percentage   of
     risk-weighted assets.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997

General The Company reported net income of $553,000, or $0.30 diluted earnings per share, for the three months ended June 30, 1998 compared with net income of $525,000 or $0.28 diluted earnings per share for the three months ended June 30, 1997. The $28,000 increase was primarily attributable to an increase of $79,000 in net interest income after provision for loan losses and the gain on sale of securities of $95,000 offset by an increase in compensation and employee benefits of $121,000.

Interest income Interest income increased $297,000 or 6.5% to $4.9 million for the three months ended June 30, 1998 from $4.6 million for the three months ended June 30, 1997. This increase was primarily the result of higher outstanding average balances of loans offset by a slight decline in the average yields on earning assets.

Interest income on loans increased $527,000, or 15.6% to $3.7 million for the three months ended June 30, 1998, from $3.2 million for the comparable three month period in 1997 primarily as a result of an increase in average balances of loans of $28.0 million, partially offset by a slight decrease in the average yield on loans of one basis point. The average yield on loans decreased to 7.62% for the three months ended June 30, 1998 from 7.63% for the comparable three-month period in 1997.

Interest income on securities available for sale decreased $257,000 during the second quarter of 1997 as a result of a decrease in average outstanding balances of $13.4 million in the available for sale portfolio. The average balance of the available for sale portfolio for the three months ended June 30, 1998 was $64.7 million compared with $78.1 million for the comparable period in 1997.

In addition, the yield on the available for sale portfolio decreased twelve basis points to 6.93% for the quarter ended June 30, 1998 from 7.05% for the comparable period in 1997. The decrease in the average balance is due to the payments and prepayments received on the portfolio. The cash flows, from the investment portfolio are being used to fund the higher yielding loan portfolio.

Interest expense Interest expense increased $233,000, or 8.3% to $2.6 million for the three months ended June 30, 1998 from $2.4 million for the three months ended June 30, 1997. Interest on deposits increased $254,000, or 10.5% to $2.1 million for the three months ended June 30, 1998 from $1.9 million for the comparable three-month period in 1997. The increase in interest expense on deposits was primarily due to an increase of $24.3 million in average deposits.

Net interest income    Net interest  income  before  provision  for loan  losses
increased $64,000 to $2.3 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997.

Provision for loan losses     The adequacy of the allowance for loan losses is
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $60,000 for loan losses for the three months ended June 30, 1998 compared with $75,000 for the comparable three month period in 1997 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the three months ended June 30, 1998 was $286,000 compared with $145,000 for the comparable three month period in 1997. The increase of $141,000 is primarily due to the gain on sale of securities available for sale of $95,000 and fee income on checking accounts.

Other expenses Other expenses increased $100,000 or 6.7% for the three months ended June 30, 1998 to $1.6 million from $1.5 million for the comparable three-month period in 1997. The increase is primarily due to an increase of $121,000 in compensation and employee benefits expense, an increase of $19,000 in data processing services, and a decrease of $65,000 in other expenses.

The increase in compensation and employee benefits expense is primarily due to the higher stock price of Wayne Bancorp, Inc. that is used to calculate the expense related to the Company's Employee Stock Ownership Plan (ESOP) and normal annual merit increases. The increase in data processing services is due to the higher number of loan and deposit accounts being serviced. The decrease in other expense is the result of lower printing costs during the three months ended June

30, 1998, versus the same quarter in the prior year when high printing costs were incurred in the proxy contest with a dissident stockholder group and because a similar proxy contest in 1998 ended in the first quarter of 1998.

Income tax expense Income tax expense was $385,000 which represents an effective tax rate of 41.0% for the three months ended June 30, 1998 compared with income tax expense of $293,000 which represents an effective tax rate of 35.8% for the three months ended June 30, 1997.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

General The Company reported net income of $948,000, or $0.52 diluted earnings per share, for the six months ended June 30, 1998 compared with net income of $1.0 million, or $0.55 diluted earnings per share, for the six months ended June 30, 1997. The $81,000 decrease was primarily attributable to an increase of $408,000 in total other expenses offset by an increase of $199,000 in net interest income before provision for loan losses, and the gain on sale of securities available for sale of $95,000.

Interest income Interest income increased $691,000 or 7.8% to $9.7 million for the six months ended June 30, 1998 from $9.0 million for the six months ended June 30, 1997. The increase was primarily the result of an increase in average interest earning assets (primarily loans receivable) of $21.1 million for the six months ended June 30, 1998.

Interest income on loans increased $1.1 million, or 18.0% to $7.2 million for the six months ended June 30, 1998, from $6.1 million for the comparable six month period in 1997. The increase is primarily a result of an increase in the average balance of loans outstanding of $30.8 million offset by a decline of three basis points in the average rate earned on loans.

Interest income on securities available for sale decreased $460,000 to $2.3 million for the six months ended June 30, 1998 from $2.8 million for the comparable six month period in 1997 primarily due to a decrease in average balances of $11.4 million together with a decrease in the average yield of 16 basis points.

Interest expense Interest expense increased $562,000, or 13.0% to $5.2 million for the six months ended June 30, 1998 from $4.6 million for the six months ended June 30, 1997. Interest expense on deposits increased $498,000, or 13.5% to $4.2 million for the six months ended June 30, 1998 from $3.7 million for the comparable six-month period in 1997. The increase in interest on deposits was primarily due to the increase of $22.8 million in average balances together with a slight increase of one basis point in the average cost of deposits, to 4.09%.

Interest on FHLB-NY advances increased $64,000, to $1.1 million for the six months ended June 30, 1998 from $1.0 million for the comparable six-month period in 1997. FHLB-NY advances on an average basis increased $1.1 million between the periods and the average rate paid increased 14 basis points to 6.81% for the six months ended June 30, 1998 from 6.67% for the six months ended June 30, 1997.

Net interest income     Net interest income  before  provision  for loan  losses
increased $129,000 to $4.5 million for the six months ended June 30, 1998 from $4.4 million for the six months ended June 30, 1997.

Provision for loan losses       The adequacy of the allowance for loan losses is
based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The Bank provided $130,000 for loan losses for the six months ended June 30, 1998 compared with $200,000 for the comparable six month period in 1997 which was due to management's continuing reassessment of losses inherent in the loan portfolio. Management believes that the allowance for losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Bank's market area. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Other income Total other income for the six months ended June 30, 1998 was $461,000 compared with $328,000 for the comparable six month period in 1997. The increase of $133,000 in the six months ended June 30, 1998 was primarily attributable to the gain on sale of securities available for sale of $95,000 and increased fee income associated with the increased deposit accounts.

Other expenses Other expenses increased $408,000 or 13.8% for the six months ended June 30, 1998 to $3.3 million from $2.9 million for the comparable six-month period in 1997. The increase was primarily due to an increase of $355,000 in compensation and employee benefits expense, together with operating expenses associated with increased branch activity.

The increase in compensation and employee benefits expense primarily reflects the higher stock price of Wayne Bancorp, Inc. as explained above in the comparison of operating results for the three months ended June 30, 1998 and 1997, the opening of a branch office in Fairfield, N. J., in the second quarter of 1997, and the opening of a temporary branch office in Wyckoff, N. J. at the end of the first quarter of 1998. Also contributing to the increase were normal annual merit increases, the final payment of $67,000 related to the one time non-recurring cost to purchase the rights under a contract entered into in 1989 which established Wayne Savings Financial Services Group, Inc., and costs related to loan production. The increase in occupancy, equipment, data processing services and federal insurance premiums are related to the expansion in the branch network and the commercial lending areas. The increase of $30,000 in REO operations, net is to the increase of REO properties from $80,000 at December 31, 1997 to $331,000 at June 30, 1998. Finally, the decrease in other expense is the result of lower legal and professional fees incurred in the proxy fight with a dissident stockholder group that took place in both periods.

Income tax expense Income tax expense was $640,000 which represents an effective tax rate of 40.3% for the six months ended June 30, 1998 compared with income tax expense of $635,000 which represents an effective tax rate of 38.2% for the six months ended June 30, 1997.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/liability management
--------------------------

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

At June 30, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same period by $31.8 million, representing a one-year negative cumulative gap of 11.5%.

Part II - Other Information

Item 1.   Legal Proceedings
          -----------------
         None

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         A. Exhibits
               (2.1) Agreement and Plan of Merger between Registrant, the Bank, Valley National Bancorp, and Valley National Bank.*
               (2.2) Stock Option Agreement between Valley National Bank and Registrant.*
               (3) (i) Certificate of incorporation * *
                   (ii) Bylaws * *
               (4) Form of Stock certificate * *
               (27) Financial Data Schedule (filed herewith)
         B. Reports on From 8-K
                    On June 2, 1998,  the  Registrant  filed a Current Report on
               Form 8-K regarding a press release dated May 29, 1998 in which the Registrant announced that the Registrant had signed an Agreement and Plan of Merger with Valley National Bancorp, Wayne, New Jersey (Items 5, 7).

         --------------------

         * Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 1998.

         * * Incorporated herein by reference to the Exhibits to Form S-1 Registration Statement and all amendments thereto, initially filed with the Commission on March 18, 1997, Registration Number 333-2488 and declared effective May 13, 1997.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WAYNE BANCORP, INC.
                                       -----------------------------------------
                                           Registrant


Date: August 14, 1998               By:  /s/ Johanna O'Connell
                                        ----------------------
                                    Johanna O'Connell,
                                    President



Date: August 14, 1998               By:  /s/ Timothy P. Tierney
                                        -----------------------
                                    Timothy P. Tierney,
                                    Vice President & Controller